Form 10QSB
period 1996-08-31
HI SHEAR TECHNOLOGY CORP
filed 1996-10-15
CIK 918027

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended August 31, 1996
                               ---------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                              -----------------   -----------------

Commission file number   001-12810
                       -----------

                        HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

     Delaware                                22-2535743
-------------------------------          ---------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          (Identification No.)


     24225 Garnier Street, Torrance, CA  90505-5355
--------------------------------------------------------------
     (Address of principal executive offices)

(Issuer's telephone number)      (310) 784-2100
                           -----------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report. Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.
                              [X] Yes    [_] No
                              [X] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,631,000 of Common Stock, $.002 par value as of August 31, 1996.

Transitional Small Business Disclosure Format (Check one):  [_] Yes  [X] No

================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX


PART 1 - FINANCIAL INFORMATION

                                                                     PAGE NO.
                                                                     -------
     Condensed consolidated balance sheets
      August 31, 1996 and May 31, 1996..............................    1

     Condensed consolidated statement of Operations
      three months ended August 31, 1996
       and August 31, 1995..........................................    2

     Condensed consolidated statement of cash flow
      three months ended August 31, 1996
      and August 31, 1995...........................................    3

     Notes to Financial Statements..................................    4

PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................    5

     SIGNATURES.....................................................    7


PART I   FINANCIAL INFORMATION

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               AUGUST 31,        MAY 31,
                                                                 1996             1996
                                                             ----------        ----------
                                                               (UNAUDITED)
ASSETS:

Current Assets:
 Cash                                                        $   66,000        $    76,000
 Accounts Receivable                                          4,254,000          4,322,000
 Inventories                                                  3,846,000          3,805,000
 Prepaid expenses and other current assets                       57,000            57,000
                                                             ----------        -----------

                  TOTAL CURRENT ASSETS                        8,223,000          8,260,000

EQUIPMENT, NET                                                1,216,000          1,258,000
                                                             ==========        ===========

Other Assets
 Deferred costs                                                 387,000            417,000
 Other intangible assets                                        148,000            150,000
                                                             ----------        -----------

Total                                                        $9,974,000        $10,085,000
                                                             ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                       $2,611,000        $ 2,636,000
 Current portion of long-term debt                              242,000            242,000
 Accounts payable                                             1,411,000          1,425,000
 Accrued payroll and related costs                              327,000            480,000
 Other accrued liabilities                                      462,000            449,000
                                                             ----------        -----------
                  TOTAL CURRENT LIABILITIES                   5,053,000          5,232,000

LONG-TERM DEBT                                                   85,000            144,000
                                                             ----------        -----------

                  TOTAL LIABILITIES                           5,138,000          5,376,000

Excess of Net Assets Acquired Over Purchase Price               932,000            967,000


Stockholders' Equity
  Preferred stock, $1.00 par value; 500,000 shares
   authorized;  no shares issued
  Common stock, $.001 par value -25,000,000 shares
   authorized; issued and outstanding, 6,631,000 shares
   at  August 31, 1996; 6,628,000 shares at May 31, 1996          7,000              7,000
  Additional paid-in capital                                  6,992,000          6,977,000
  Accumulated deficit                                        (3,095,000)        (3,242,000)
                                                             ----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                    3,904,000          3,742,000
                                                             ----------        -----------

TOTAL                                                        $9,974,000        $10,085,000
                                                             ==========        ===========

 See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE-MONTH PERIOD
                                                           ENDED AUGUST 31,
                                                     ---------------------------
                                                         1996            1995

REVENUES                                             $ 3,276,000     $ 2,350,000

Cost of Revenues                                       2,382,000       1,689,000
                                                     -----------     -----------

GROSS PROFIT                                             894,000         661,000

Selling, General and Administrative Expenses             598,000         453,000
Research and Development Expenses                         77,000          64,000
                                                     -----------     -----------

OPERATING INCOME                                         219,000         144,000

Interest Expense (Income)                                 70,000          51,000
                                                     -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 149,000          93,000

Provision for Income Taxes                                 2,000           3,000
                                                     -----------     -----------

NET INCOME                                           $   147,000     $    90,000
                                                     ===========     ===========

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                    $      0.02     $      0.01
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
 DURING THE PERIOD                                     6,628,000       6,527,000
                                                     ===========     ===========

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE-MONTH PERIOD
                                                           ENDED AUGUST 31,
                                                     ---------------------------
                                                         1996             1995

CASH FLOWS FORM OPERATING
 ACTIVITIES:
Net Income                                           $   147,000     $   90,000
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization                            112,000         55,000
Amortization of excess of net assets
acquired over purchase price                             (35,000)       (76,000)
Changes in assets and liabilities:
 Accounts receivable                                      68,000        765,000
 Inventories                                             (41,000)      (767,000)
 Prepaid expenses and other assets                           -         (268,000)
 Accounts payable                                        (14,000)       179,000
 Accrued payroll and related costs                      (153,000)       (31,000)
 Other accrued liabilities                                13,000         64,000

                                                     -----------     ----------
   Net cash (used in) provided by
     operating activities                                 97,000         11,000
                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES-
 Purchase of equipment                                   (38,000)       (18,000)
                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES-
 Proceeds (payments) on note payable to bank             (25,000)       (54,000)
 Proceeds from stock options exercised                    15,000             -
 Principal payments on long-term debt                    (59,000)      (750,000)
                                                     -----------     ----------
      Net cash provided by
      (used in) financing activities                     (69,000)      (804,000)


NET INCREASE (DECREASE) IN CASH                           (10,000)     (811,000)

CASH, BEGINNING OF PERIOD                                  76,000     1,248,000
                                                     ------------    ----------

CASH, END OF PERIOD                                  $     66,000    $  437,000
                                                     ============    ==========


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


     1. BASIS OF PRESENTATION

        Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1996.

        The accompanying unaudited financial statements reflect all adjustments which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for a full fiscal year.

Part 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace and defense industry, and has adapted its technology to a select group of emerging commercial products. The Company operates through two business groups, Aerospace and Defense Products and Commercial Products. The Company's Aerospace and Defense Products are used by customers ranging from NASA and the U.S. Government to foreign governments and agencies and other aerospace and defense companies. Its Aerospace and Defense Products are primarily used in space, strategic missile and weapon systems and advanced fighter aircraft. Beginning in fiscal year 1993, the Company began the design, testing and development of a select group of commercial products that utilize its highly reliable aerospace and defense technology. Since beginning its commercial group, the Company has completed development of two commercial product lines, the LifeShear rescue cutters and high security locks. The Company has also accelerated the development of a low-cost environmentally safe liquid airbag inflator system.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements as a result of certain factors including, the acceptance of its new aerospace and defense products, the acceptance and pricing of its commercial products, the development and nature of its relationship with key strategic partners, the resolution of federal budgetary issues and the economy in general.


     Three Months Ended August 31, 1996, compared with Three Months Ended
     --------------------------------------------------------------------
     August 31, 1995.
     ---------------

     At the beginning of the first quarter which ended August 31, 1996, the Company had a backlog of $13,184,000 and received $3,454,000 of additional orders during the quarter. This compares to the previous year when the Company began its quarter with a backlog of $12,924,000 and received during the quarter $2,456,000 of new orders. In this regard, the Company increased its bookings by 40% during the first quarter of fiscal 1997 as compared to the same period fiscal 1996. Shipments were mostly from the Company's backlog during the quarter ending August 31, 1996 and produced sales of $3,276,000 as compared to $2,350,000 in the same quarter of the prior year. Generally, most of the Company's products have an average 6-9 month lead time. This lead time is the average period of time required from the date the order is received until it is shipped when sales are recognized. Therefore, the beginning backlog for a period is a strong indicator of the Company's performance over the next several quarters. However, for the prior years first quarter, a significant addition to the Company's backlog was received late in fiscal 1995 and therefore did not ship and become sales during the quarter.

     Gross profit for the three months ending August 31, 1996 was $894,000 or 27% of revenue as compared to $661,000 or 28% in the prior year's quarter. The 34% increase in gross profit for the quarter was directly attributable to the Company's increased sales volume. Additionally, the Company has continued to maintain a tight control on expenses. Although selling, general and administrative expenses increased to $598,000 as compared to $453,000 in the year earlier period, these expenses decreased as a percentage of sales to 18% from 19%. Research and development expenses remained approximately even at 2% of revenues. The Company intends to continue its research and development on new and existing products, but does not foresee such expenses to significantly increase as a percentage of sales.

     Operating income increased to $219,000 during the quarter ending August 31, 1997 as compared to $144,000 during the same period last fiscal year. This 52% increase in operating profit is a result of the increase in revenues as well as the Company's efforts to tightly control expenses.

     Net interest expense during the first quarter of fiscal 1997 increased slightly to $70,000 as compared to $51,000 during the same period last year reflecting interest paid on average borrowings.

     Net income increased to $147,000 during the quarter ending August 31, 1997 as compared to $90,000 during the first quarter of fiscal 1996.

     The Company was able to use a portion of its net-operating loss carry-forward to offset its tax liability other than certain minimum state taxes.

     Liquidity and Capital Resources
     -------------------------------

     Net cash of $97,000 was generated by operations during the quarter as compared to $11,000 in last year's first quarter. The Company increased slightly its capital expenditures for equipment during the quarter to $38,000 as compared to $18,000 for the same period last year. The Company maintains a $3,500,000 line of credit with a bank for working capital purposes and pays market interest on the outstanding balance. At the end of the quarter, the Company had drawn down $2,611,000 against the line. Based on discussions with the bank, management expects that the line of credit will be renewed during the second quarter on comparable terms.

                                 SIGNATURES
                                 -----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HI-SHEAR TECHNOLOGY CORPORATION



Date: October 15, 1996                        By: /s/ THOMAS R. MOONEY
     ------------------------------------        ------------------------------
                                                 Thomas R. Mooney
                                                 Chairman and President


Date: October 15, 1996                        By: /s/ GEORGE W. TRAHAN
     ------------------------------------        ------------------------------
                                                 George W. Trahan
                                                 Executive Vice President
                                                 (Principle Accounting Officer)