Form 10QSB
period 1996-11-30
HI SHEAR TECHNOLOGY CORP
filed 1997-01-13
CIK 918027

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996
                               -----------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    ------------------
Commission file number    001-12810
                       ------------

                        HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   Delaware                         22-2535743
        -------------------------------      ------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


                24225 Garnier Street, Torrance, CA  90505-5355
           ------------------------------------------------------
                   (Address of principal executive offices)

(Issuer's telephone number) (310) 784-2100
                           ---------------

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

                              [X] Yes    [_] No
                              [X] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,629,574 of Common Stock, $.001 par value as of November 30, 1996.
Transitional Small Business Disclosure Format (Check one): [_] Yes   [X] No

================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX


                                                                        PAGE NO.
                                                                        --------

PART 1 - FINANCIAL INFORMATION

     Condensed consolidated balance sheets
         November 30, 1996 and May 31, 1996........................     1

     Condensed consolidated statement of Operations
         three months and six months ended
         November 30, 1996 and 1995................................     2

     Condensed consolidated statement of cash flow
         six months ended November 30, 1996 and 1995..............      3

     Notes to Financial Statements................................      4

PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................      4

SIGNATURES........................................................      7

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         NOVEMBER 30,                  MAY 31,
                                                             1996                        1996
                                                         ------------                ------------
                                                         (UNAUDITED)
ASSETS:
Current Assets:
  Cash                                                   $  1,186,000                $     76,000
  Accounts Receivable                                       3,790,000                   4,322,000
  Inventories                                               4,402,000                   3,805,000
  Prepaid expenses and other current assets                    70,000                      57,000
                                                         ------------                ------------
            Total current assets                            9,488,000                   8,260,000

Equipment, Net                                              1,233,000                   1,258,000

Other Assets
  Deferred Costs                                              357,000                     417,000
  Other intangible assets                                     147,000                     150,000
                                                         ------------                ------------
Total                                                    $ 11,185,000                $ 10,085,000
                                                         ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to bank                                  $  2,861,000                $  2,636,000
  Current portion of long-term debt                           231,000                     242,000
  Accounts payable                                          2,143,000                   1,425,000
  Accrued payroll and related costs                           431,000                     480,000
  Other accrued liabilities                                   416,000                     449,000
                                                         ------------                ------------
            Total current liabilities                       6,082,000                   5,232,000

Long-Term Debt                                                 36,000                     144,000
                                                         ------------                ------------
                Total liabilities                           6,118,000                   5,376,000

Excess of Net Assets acquired Over Purchase Price             898,000                     967,000


Stockholders' Equity
  Preferred stock, $1.00 par value; 500,000 shares
   authorized; no shares issued
  Common stock, $.001 par value - 25,000,000 shares
  authorized; issued and outstanding, 6,631,000 shares
  at Nov. 30, 1996 and 6,628,000 shares at May 31, 1996         7,000                       7,000
  Additional paid-in capital                                6,992,000                   6,977,000
  Accumulated deficit                                      (2,830,000)                 (3,242,000)
                                                         ------------                ------------
Total stockholders' equity                                  4,169,000                   3,742,000
                                                         ------------                ------------
TOTAL                                                    $ 11,185,000                $ 10,085,000
                                                         ============                ============

See notes to financial statements.

 HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                           SIX-MONTH PERIOD                 THREE-MONTH PERIOD
                                                                           ENDED NOVEMBER 30,                ENDED NOVEMBER 30,
                                                                        ------------------------         ------------------------

                                                                            1996         1995                1996         1995
REVENUES                                                                $ 7,128,000  $ 4,912,000         $ 3,852,000  $ 2,562,000
                                                                          5,088,000    3,418,000           2,706,000    1,729,000
                                                                        -----------  -----------         -----------  -----------
GROSS PROFIT                                                              2,040,000    1,494,000           1,146,000      833,000

Selling, General and Administrative Expenses                              1,275,000    1,021,000             678,000      568,000
Research and Development Expenses                                           205,000      122,000             127,000       58,000
                                                                        -----------  -----------         -----------  -----------
OPERATING INCOME                                                            560,000      351,000             341,000      207,000

Interest Expense                                                            143,000      128,000              73,000       77,000
                                                                        -----------  -----------         -----------  -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    417,000      223,000             268,000      130,000

Provision for Income Taxes                                                    5,000        7,000               3,000        4,000
                                                                        -----------  -----------         -----------  -----------
NET INCOME                                                              $   412,000  $   216,000         $   265,000  $   126,000
                                                                        ===========  ===========         ===========  ===========
NET INCOME PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                               $      0.06  $      0.03         $      0.04  $      0.02
                                                                        ===========  ===========         ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING DURING THE PERIOD                                           6,629,574    6,560,418           6,631,000    6,593,698
                                                                        ===========  ===========         ===========  ===========

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                     SIX-MONTH PERIOD
                                                                                                    ENDED NOVEMBER 30,
                                                                                                -----------------------------
                                                                                                     1996            1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                                                                                    $    412,000     $    216,000
  Adjustments to reconcile net income
   to net cash used in provided by
   operating activities:
   Depreciation and amortization                                                                     225,000          112,000
   Amortization of excess of net assets
   acquired over purchase price                                                                      (69,000)        (152,000)
   Changes in assets and liabilities:
    Accounts receivable                                                                              532,000          335,000
    Inventories                                                                                     (598,000)      (1,712,000)
    Prepaid expenses and other assets                                                                (13,000)        (444,000)
    Accounts payable                                                                                 718,000          111,000
    Accrued payroll and related costs                                                                (51,000)         (58,000)
    Other accrued liabilities                                                                        (29,000)          99,000
                                                                                                ------------     ------------
      Net cash (used in) provided by
        operating activities                                                                       1,127,000       (1,493,000)
                                                                                                ------------     ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES-
  Purchase of equipment                                                                             (138,000)         (39,000)
                                                                                                ------------     ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES-
  Proceeds (payments) on note payable to bank                                                        225,000          725,000
  Proceeds from stock warrants exercised                                                                              602,000
  Proceeds from stock options exercised                                                               15,000            5,000
  Principal payments on long-term debt                                                              (119,000)        (858,000)
                                                                                                ------------     ------------
       Net cash provided by
         (used in) financing activities                                                              121,000          474,000
                                                                                                ------------     ------------
NET INCREASE (DECREASE) IN CASH                                                                    1,110,000       (1,058,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                                 76,000        1,248,000
                                                                                                ------------     ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                                 $  1,186,000     $    190,000
                                                                                                ============     ============
See notes to financial statements

NOTES  TO FINANCIAL STATEMENTS (UNAUDITED)


     1.   BASIS OF PRESENTATION

          Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1996.

          The accompanying unaudited financial statements reflect all adjustments which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

PART 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace and defense industry, and has adapted its technology to a select group of emerging commercial products. The Company operates through two business groups, Aerospace and Defense Products and Commercial Products. The Company's Aerospace and Defense Products are used by customers ranging from NASA and the U.S. Government to foreign governments and agencies and other aerospace and defense companies. Its Aerospace and Defense Products are primarily used in spare, strategic missile and weapon systems and advanced fighter aircraft. Beginning in fiscal year 1993, the Company began the design, testing and development of a select group of commercial products that utilize its highly reliable aerospace and defense technology. Since beginning its commercial group, the Company has completed development of two commercial product lines, the LifeShear rescue cutters and high security locks. The Company has also accelerated the development of a low-cost environmentally safe liquid airbag inflator system.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements as a result of certain factors including, the acceptance of its new aerospace and defense products, the acceptance and pricing of its commercial products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

     Three Months Ended November 30, 1996, compared with Three Months Ended
     ----------------------------------------------------------------------
     November 30, 1995.
     ------------------

     Historically, it generally requires 6-9 months for a new order to be converted into revenues. The time from receipt of an order and inclusion in backlog to delivery and realization as revenue is due to a combination of factors, including customers' required delivery schedules and the lead times required for manufacturing the Company's line of high precision aerospace and defense products. The increase in the Company revenues for the second quarter is directly related to the new orders booked during the second half of fiscal year 1996 and the higher level of starting backlog at the beginning of the year.

     Revenues for the three months ending November 30, 1996 were $3.9 million as compared to $2.6 million for the same period last year. The primary source of the 50% increase in the Company's revenues over the same period last year was the increase in new orders in the second half of fiscal 1996. In fiscal year ended May 31, 1996, the Company's new orders rose 43% to $13.2 million. This increase in new orders primarily occurred during the second half of the fiscal year, with fiscal year end backlog rising to $15.8 million as compared to $12.9 at the prior years end. The increase in new orders over the prior year's period has continued in fiscal 1997. The Company's fiscal year 1997 second quarter new orders rose to $5.8 million, a 157% increase over 1996's second quarter. The Company's backlog on November 30, 1996 stood at $15.9 million as compared to $14.2 million and $13.0 million at November 30, 1995, and 1994 respectively. During the second quarter, the United States Air Force placed an order with the Company for new sequencers which acts to replace an outstanding sequencer repair contract with the Company. There can be no assurance that the Company will be able to continue increasing its new orders at this rate in the future, although the Company has aggressively submitted proposals for new orders.

     Gross profit for the quarter ended November 30, 1996 was $1.1 million or 28.6% of revenues as compared to $0.8 million or 30.4% of revenues for the same period last year. The lower margin of profit reflects a change during the period in the Company's previous corresponding product mix. Selling, general and administrative expenses for the quarter rose 19% to $0.678 million versus $0.568 million during the same period last year. The quarter's 50% increase in revenues coupled with tight cost controls reduced selling, general and administrative expenses to 17.6% of revenues as compared to 22.2% during the same period last year. Research and development expenses for the three months increased to $0.13 million from $0.058 million, increasing to 3.3% of revenues as compared to 2.3% during the same period last year. Management expects that the aggregate level of research and development expenses incurred in 1997's second quarter will continue at these levels for the next two quarters. As a result of the foregoing, operating income for the period compared to the same period last year increased 65% to $0.341 million or 8.8% of revenues versus $0.207 million or 8.1% of revenues.

     Interest expenses for the quarter were lower at $0.07 million as compared to $0.08 million in the comparable period in 1996. The lower interest expenses reflect reduced average borrowings during the period as compared to the same period last year and an increased cash flow from operations during the period to finance the Company's growth. The Company's pre tax income rose to $0.268 million during the second quarter of fiscal 1997 versus $0.130 million in last year's comparable period. In both year's periods, the Company utilized its net operating loss carry forward for both federal and state tax purposes. Net income for this year's period increased 110% to $0.265 million compared to $0.126 million last year.

     Six Months Ended November 30, 1996, compared with Six Months Ended November
     ---------------------------------------------------------------------------
     30, 1995.
     ---------

     For the six months ending November 1996, revenues increased 45% to $7.1 million as compared to $4.9 million for the same period last year. As noted under the second quarter's discussion, the increase in revenues is mostly attributable to the increase in new orders achieved by the Company in the second half of the last fiscal year. For the first six months of fiscal 1997, total new orders were $9.6 million, an increase of 53% over the first six months of 1996. This year's $9.6 million total of new orders for six months is in comparison to totals of $13.2 million and $9.2 million for the entire fiscal years of 1996 and 1995 respectively. Backlog at November 30, 1996 was $15.9 million as compared to $14.2 million and $13.0 million at November 30, 1995 and 1994.

     Gross profit for the six months ended November 30, 1996, was $2.0 million or 28.6% of revenues as compared to $1.5 million or 30.4% of revenues in the first six months of fiscal 1996. The decrease in gross profit margins primarily reflects a change of product mix. Continuing tight cost controls of selling, general and administrative expenses limited the increase in comparable period to period comparisons to 25%, resulting in selling, general and administrative expenses of $1.275 million for the first six months of 1997 as compared to $1.021 million in last year's period. The 45% increase in revenues over the first six months of fiscal 1997, consequentially reduced selling, general and administrative expenses to 17.6% of revenues versus 22.2% for the first six months of fiscal 1996. Research and development expenses for the first six months of fiscal year 1997 were $0.2 million, up $83,000, to 3.3% of revenues for the period versus 2.3% during the same period last year. Management believes that the aggregate level of expenditures incurred in 1997's first six months is indicative of the level for the second half of 1997.

     Operating income for the first six months of 1997 rose to 7.9% of revenues or $0.6 million from $0.3 or 7.2% of revenues for the same period last year. Interest expenses for the period increased only slightly in the period reflecting the reduced demand for bank borrowings due to increasing cash flow from operations.

     The Company's income taxes for both fiscal periods were virtually offset by an net operating loss carry forward for both federal and state purposes.
     At fiscal year end, the net operating loss carry forward was $6 million for federal income tax purposes and $2.9 million for state income tax purposes. Resulting net income for the first six months of 1997 was $0.4 million or 5.8% of revenues as compared to $0.2 million or 4.4% of sales during the comparable period last year.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated $1.1 million of cash from operations for the first six months of 1997 as compared with the use of $1.5 million of cash by its operations for the first six months of 1996. The $2.6 million improvement reflects increased operating profits this period, as well as control of the Company's working capital needs. The Company tightly controlled the collection of its accounts receivable, and the growth in inventories. In the second quarter, the Company renewed its $3.5 million line of credit.

                                  SIGNATURES
                                  ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HI-SHEAR TECHNOLOGY CORPORATION



Date:  13 January 1997                      By: /s/ THOMAS R. MOONEY
       ---------------                          --------------------
                                                Thomas R. Mooney
                                                Chairman and President



Date:  13 January 1997                      By: /s/ GEORGE W. TRAHAN
       ---------------                          --------------------
                                                George W. Trahan
                                                Executive Vice President
                                                (Principle Accounting Officer)