Form 10QSB
period 1997-02-28
HI SHEAR TECHNOLOGY CORP
filed 1997-04-01
CIK 918027

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number    001-12810
                       --------------

                        Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                           22-2535743
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          (Identification No.)


     24225 Garnier Street, Torrance, CA  90505-5355
---------------------------------------------------------
     (Address of principal executive offices)

(Issuer's telephone number)      (310) 784-2100
                           ----------------------------

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report. Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                              [X] Yes    [  ] No
                              [X] Yes    [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,631,000 of Common Stock, $.001 par value as of February 28, 1997.

Transitional Small Business Disclosure Format (Check one):    [  ] Yes  [X]  No

================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX


                                                                             Page No.
                                                                             --------
PART 1 - FINANCIAL INFORMATION

       Condensed consolidated balance sheets................................        1
        third quarter ended February 28, 1997
        and Year-Ended May 31, 1996

       Condensed consolidated statement of Operations.......................        2
        third quarter three month period ended February 28, 1997 and
        February 29, 1996, nine month period ended February 28, 1997 and February 29, 1996

       Condensed consolidated statement of cash flow........................        3
        nine months ended February 28, 1997
        and nine months ended February 29, 1996

       Notes to Financial Statements........................................        4

PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL..................        4
  CONDITION AND RESULTS OF OPERATIONS

SIGNATURES..................................................................        7

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                      THIRD QUARTER
                                                                          ENDED         YEAR ENDED
                                                                       FEBRUARY 28,       MAY 31,
                                                                          1997             1996
                                                                      --------------   -------------
ASSETS
CURRENT ASSETS
   Cash                                                                 $     87,000   $     76,000
   Accounts Receivable                                                     3,638,000      4,322,000
   Inventories                                                             4,772,000      3,805,000
   Prepaid expenses and other current assets                                  71,000         57,000
                                                                      --------------   ------------

         Total current assets                                              8,568,000      8,260,000

Equipment, Net                                                             1,450,000      1,258,000

OTHER ASSETS
   Deferred Costs                                                            328,000        417,000
   Other intangible assets                                                   145,000        150,000
                                                                      --------------   ------------

Total                                                                   $ 10,491,000   $ 10,085,000
                                                                      ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                                $  2,286,000   $  2,636,000
   Current portion of long-term debt                                         178,000        242,000
   Accounts payable                                                        2,029,000      1,425,000
   Accrued payroll and related costs                                         318,000        480,000
   Other accrued liabilities                                                 421,000        449,000
                                                                      --------------   ------------

         Total current liabilities                                         5,232,000      5,232,000

Long-Term Debt                                                                28,000        144,000
                                                                      --------------   ------------

         Total liabilities                                                 5,260,000      5,376,000

Excess of Net Assets Acquired Over Purchase Price                            863,000        967,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
   authorized; no shares issued
   Common stock, $.001 par value - 25,000,000 shares
   authorized; issed and outstanding, 6,631,000 shares at
   Feb. 28, 1997 and 6,628,000 shares at May 31, 1996                          7,000          7,000
   Additional paid-in capital                                              6,992,000      6,977,000
   Accumulated deficit                                                    (2,631,000)    (3,242,000)
                                                                      --------------   ------------
         Total stockholders' equity                                        4,368,000      3,742,000
                                                                      --------------   ------------
TOTAL                                                                  $  10,491,000   $ 10,085,000
                                                                      ==============   ============

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             NINE-MONTH PERIOD ENDED            THREE-MONTH PERIOD ENDED
                                                            --------------------------          ---------------------------
                                                            FEBRUARY 28,   FEBRUARY 29,         FEBRUARY 28,   FEBRUARY 29,
                                                                1997          1996                 1997            1997

REVENUES                                                    $ 10,785,000   $ 7,429,000         $ 3,656,000      $ 2,517,000

Cost of Revenues                                               7,847,000     5,131,000           2,758,000        1,715,000
                                                            ------------   -----------         -----------      -----------

GROSS PROFIT                                                   2,938,000     2,298,000             898,000          802,000

Selling,  General and Administrative Expenses                  1,845,000     1,581,000             570,000          558,000
Research and Development Expenses                                268,000       210,000              63,000           88,000
                                                            ------------   -----------         -----------      -----------

OPERATING INCOME                                                 825,000       507,000             265,000          156,000

Interest Expense                                                 208,000       191,000              65,000           63,000
                                                            ------------   -----------         -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                         617,000       316,000             200,000           93,000

Provision for Income taxes                                         6,000        16,000                                9,000
                                                            ------------   -----------         -----------      -----------

NET INCOME                                                  $    611,000    $  300,000         $   200,000      $    84,000
                                                            ============   ===========         ===========      ===========

NET INCOME PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                   $       0.09    $     0.05         $      0.03      $      0.01
                                                            ============   ===========         ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING DURING THE PERIOD                                 6,630,044     6,575,585           6,631,000        6,606,087
                                                               =========     =========           =========        =========

HI-SHEAR TECHNOLOGY

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                 NINE-MONTH PERIOD ENDED
                                              ---------------------------------
                                               FEBRUARY 28,        FEBRUARY 29
                                                 1997                 1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                   $   611,000         $   300,000
 Adjustments to reconcile net
  income to net cash used in, provided
  by operating activities:
  Depreciation and amortization                   341,000             170,000
  Amortization of excess of net assets
  acquired over purchase price                   (104,000)           (227,000)
  Changes in assets and liabilities:
   Accounts receivables                           684,000           1,567,000
   Inventories                                   (967,000)         (2,117,000)
   Prepaid expenses and other assets              (14,000)           (500,000)
   Accounts payable                               604,000            (386,000)
   Accrued payroll and related costs             (162,000)            (16,000)
   Other accrued liabilities                      (28,000)            157,000
                                              -----------         -----------
      Net cash (used in) provided by
         operating activities                     965,000          (1,052,000)
                                              -----------         -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of equipment                           (440,000)            (80,000)
                                              -----------         -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds (payments) on note payable
 to bank                                         (350,000)          1,435,000
 Proceeds from stock warrants exercised                               602,000
 Proceeds from stock options exercised             15,000              57,000
 Principal payments on long-term debt            (179,000)         (1,501,000)
                                              -----------         -----------
      Net cash provided by (used in)
      financing activities                       (514,000)            593,000
                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH                    11,000            (539,000)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                76,000           1,248,000
                                              -----------         -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                 $    87,000         $   709,000
                                              ===========         ===========

See notes to the financial statements

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

PART 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     General

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace and defense industry, and has adapted its technology to a select group of emerging commercial products. The Company operates through two business groups, Aerospace and Defense Products and Commercial Products. The Company's Aerospace and Defense Products are used by customers ranging from NASA and the U.S. Government to foreign governments and agencies and other aerospace and defense companies. Its Aerospace and Defense Products are primarily used in space, strategic missile and weapon systems and advanced fighter aircraft. Beginning in fiscal year 1993, the Company began the design, testing and development of a select group of commercial products that utilize its highly reliable aerospace and defense technology. Since beginning its commercial group, three product areas have been identified and funded thorugh R&D investments. The Company has completed development in two of the commercial areas, the LifeShear rescue cutters and high security locks and has also accelerated the development of a low-cost environmentally safe liquid airbag inflator system.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward- looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements as a result of certain factors including, the acceptance of its new aerospace and defense products, the acceptance and pricing of its commercial products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

     Three Months Ended February 28, 1997, compared with Three Months Ended
     ----------------------------------------------------------------------
     February 29, 1996.
     -----------------

     Historically, it generally requires 6-9 months for a new order to be converted into revenues. The time from receipt of an order and inclusion in backlog to delivery and realization as revenue is due to a combination of factors, including customers' required delivery schedules and the lead times required for manufacturing the Company's line of high precision aerospace and defense products. The increase in the Company revenues for the third quarter is directly related to the new orders booked during the second half of fiscal year 1996 and the higher level of starting backlog at the beginning of the year.

     Revenues for the three months ending February 28, 1997 were $3.6 million as compared to $2.5 million for the same period last year. The primary source of the 44% increase in the Company's revenues over the same period last year was the increase in new orders received during the second half of fiscal 1996. In fiscal year ended May 31, 1996, the Company's new orders rose 43% over the previous year to $13.2 million. This increase in new orders primarily occurred during the second half of the fiscal year, with fiscal year end backlog rising to $15.8 million as compared to $12.9 at the prior years end. The increase in new orders over the prior year's period has continued during fiscal 1997. The Company's new orders for the first three quarters were $13.2 million, compared to $10.2 million in the first three quarters of 1996. The United States Air Force awarded a contract to the Company for new sequencers during the first nine months which acts to replace an outstanding sequencer repair contract with the Company. This award for new sequencers improves manufacturing efficiencies and lowers cost in the aerospace and defense operations. There can be no assurance that the Company will be able to continue increasing its new orders at this rate in the future, although the Company continues to aggressively submit proposals for new orders.

     Gross profit for the quarter ended February 28, 1997 was $.9 million or 24.5% of revenues as compared to $0.8 million or 31.8% of revenues for the same period last year. The lower margin of profit reflects a change during the period in the Company's previous corresponding product mix. Selling, general and administrative expenses for the quarter rose 2% to $0.570 million versus $0.558 million during the same period last year. The quarter's 44% increase in revenues coupled with tight cost controls reduced selling, general and administrative expenses to 15.5% of revenues as compared to 22.2% during the same period last year. Research and development expenses for the three months decreased to $.063 million from $0.088 million, decreasing to 1.7% of revenues as compared to 3.5% during the same period last year. Management expects that the aggregate level of research and development expenses incurred in 1997's third quarter will continue at this level for the next quarter. As a result of the foregoing, operating income for the period compared to the same period last year increased 69.8% to $0.265 million or 7.2% of revenues versus $0.156 million or 6.2% of revenues.

     Interest expenses of $.065 million for the quarter were comparable to the third quarter of 1996. The Company's pre-tax income rose to $0.200 million during the third quarter of fiscal 1997 versus $0.093 million in last year's comparable period. In both year's periods, the Company utilized its net operating loss carry forward for both federal and state tax purposes. Net income for this year's period increased 138% to $0.200 million compared to $0.084 million last year.

     Nine Months Ended February 28, 1997, compared with Nine Months Ended
     --------------------------------------------------------------------
     February 29, 1996.
     -----------------

     For the nine months ending February 1997, revenues increased 45% to $10.7 million as compared to $7.4 million for the same period last year. As noted under the third quarter's discussion, the increase in revenues is mostly attributable to the increase in new orders achieved by the Company in the second half of the last fiscal year. For the first nine months of fiscal 1997, total new orders were $13.2 million, an increase of 29% over the first nine months of 1996. This year's $13.2 million total of new orders for nine months compares to totals of $13.2 million and $9.2 million for the entire fiscal years of 1996 and 1995 respectively. Backlog at February 28, 1997 was $15.9 million as compared to $15.9 million and $11.3 million at February 29, 1996 and February 28, 1995.

     Gross profit for the nine months ended February 28, 1997, was $2.9 million or 27.2% of revenues as compared to $2.3 million or 30.9% of revenues in the first nine months of fiscal 1996. The decrease in gross profit margins primarily reflects a change of product mix. Continuing tight cost control of selling, general and administrative expenses limited the increase over last year to 16.7%, resulting in selling, general and administrative expenses of $1.845 million for the first nine months of 1997 as compared to $1.581 million in last year's period. The 45% increase in revenues over the first nine months of fiscal 1997, consequentially reduced selling, general and administrative expenses to 17.1% of revenues versus 21.2% for the first nine months of fiscal 1996. Research and development expenses for the first nine months of fiscal year 1997 were $0.3 million, up $58,000, to 2.5% of revenues for the period versus 2.8% during the same period last year. Management believes that the aggregate level of expenditures incurred in 1997's first nine months is indicative of the level for the fourth quarter of 1997.

     Operating income for the first nine months of 1997 rose to 7.6% of revenues or $0.8 million from $0.5 or 6.8% of revenues for the same period last year. Interest expenses for the period increased only slightly to $.208 million reflecting average bank borrowings during the period.

     The Company's income taxes for both fiscal periods were virtually offset by a net operating loss carry forward for both federal and state purposes. At fiscal year end, the net operating loss carry forward was $6 million for federal income tax purposes and $2.9 million for state income tax purposes. Resulting net income for the first nine months of 1997 was $0.6 million or 5.7% of revenues as compared to $0.3 million or 4.0% of sales during the comparable period last year.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated $1.0 million of cash from operations for the first nine months of 1997 as compared with the use of $1.1 million of cash by its operations for the first nine months of 1996. The $2.1 million improvement reflects increased operating profits this period, as well as control of the Company's working capital needs. The Company tightly controlled the collection of its accounts receivable, and its inventory levels while significantly increasing shipments during the nine-month period.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HI-SHEAR TECHNOLOGY CORPORATION


Date:   01 April 1997                    By:   /s/ Thomas R. Mooney
     ----------------                         ---------------------
                                              Thomas R. Mooney
                                              Chairman and President



Date:   01 April 1997                    By:  /s/ George W. Trahan
     ----------------                         ---------------------
                                              George W. Trahan
                                              Executive Vice President
                                              (Principle Accounting Officer)
