Form 10KSB
period 1997-05-31
HI SHEAR TECHNOLOGY CORP
filed 1997-08-11
CIK 918027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

 FOR THE FISCAL YEAR ENDED MAY 31,1997       COMMISSION FILE NUMBER:  001-12810

                         HI-SHEAR TECHNOLOGY CORPORATION
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                                           22-2535743
 (State or other jurisdiction of                              (I.R.S Employer
 incorporation or organization)                             Identification No.)

                  24225 GARNIER STREET, TORRANCE, CA 90505-5355
               (Address of principal executive offices) (Zip Code)

                    Issuer's Telephone Number: (310) 784-2100

         Securities registered under Section 12(b) of the Exchange Act:
        (Title of each class) (Name of each exchange on which registered)
            COMMON STOCK              AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X )

State issuer's revenues for its most recent fiscal year: $17,325,000

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately 10,669,230 as of August 4, 1997, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were 6,635,791 shares of the Registrants Common Stock issued and outstanding as of July 31, 1997.

Part III, other than Items 12 and 13, is incorporated by reference from the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 1997.
================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

   ITEM 1      BUSINESS........................................................1

   ITEM 2      PROPERTIES......................................................9

   ITEM 3      LEGAL PROCEEDINGS..............................................10

   ITEM 4      SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.............. 10


PART II.

   ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......11

   ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................12

   ITEM 7      FINANCIAL STATEMENTS & INDEX TO FINANCIAL STATEMENTS...........16

   ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                FINANCIAL DISCLOSURE..........................................16
PART III.

   ITEM 9      DIRECTORS, EXECUTIVE OFFICES AND KEY EMPLOYEES.................17

   ITEM 10     EXECUTIVE COMPENSATION.........................................17

   ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.17

   ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................17

PART IV.

   ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K...............................18

SIGNATURES....................................................................19

EXHIBIT INDEX.................................................................20

ITEM 1.  BUSINESS

GENERAL OVERVIEW

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. The Company's aerospace products are used by customers ranging from commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business.

     The Company was founded as a division of Hi-Shear Industries ("HSI") in the 1950's and was incorporated in Delaware in 1984. The Company became an independent corporation in June 1993 when it was acquired by its senior management. Over the last three years the Company has designed, tested, developed and marketed a select group of commercial products and technology that utilize both its highly reliable aerospace product experience and expertise. Since beginning its commercial product developments, the Company has introduced two commercial product lines, the LIFESHEAR rescue cutters and high security locks. The Company has also developed a low-cost environmentally safe liquid airbag inflator system for use in automobile airbag safety systems.

     The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505, telephone (310) 784-2100 - Facsimile (310) 784-5354.

AEROSPACE PRODUCTS

     The Company's aerospace products were introduced originally for the U.S. space program, and included power cartridges and separation devices designed to meet the need for high performance fail-safe devices with the strength to fasten and hold together two structures under rigorous conditions and then provide quick release upon command. As the Company's separation devices and power cartridges evolved, the Company designed supporting electronic systems to sequentially fire the separation devices according to pre-programmed parameters. These electronic devices became a separate product line for use in fighter aircraft ejection seat systems and other applications. The Company's early success with NASA led to expanded application of the Company's products to satellites, commercial space systems, advanced fighter aircraft and other space launch vehicles.

MARS PATHFINDER

     Hi-Shear is proud to have provided the successful Mars Pathfinder Mission with its highly reliable hardware. Sixty separate ordnance events on the Pathfinder spacecraft utilized the Company's aerospace devices. Hi-Shear's separation system was used to jettison the Mars Lander from the Cruise Module for its landing on the surface of Mars. An assortment of the Company's highly engineered cable cutters and separation nuts allowed the back shell to be released from the Lander. The Company's initiator products were used to trigger the release of the heat shield from the Lander after entry into the Martian atmosphere and to initiate the spacecraft's airbags, which cushioned its landing on Mars. After the landing, several more events were successfully carried out using our high technology aerospace products. The spacecraft's petals were opened using a specialized segmented release product and the Rover was released on command using the Company's products. In addition to these functions crucial to the success of the mission, Hi-Shear products were also used in several other key applications during the flight landing and exploration.

     The  Company's  Aerospace  Products  are  separated  into  two  categories:
Ordnance Products and Electronic Products.

     ORDNANCE PRODUCTS

     Historically, Ordnance Products have accounted for a significant portion of the Company's revenues. Management believes that future expansion in its Ordnance Products will come from growing requirements for existing products and also new products utilizing its capabilities in electronic fuzing and laser ignition systems as well as from growth in domestic commercial and foreign space programs.

     TIMING DEPENDENT SEPARATION DEVICES. Satellites, missiles, and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear's separation devices are gas-activated mechanical devices and systems utilized for satellites, missiles and other space vehicles. These mechanical devices include separation nuts, separation bolts, thrusters, power cartridges, wing/fin actuators, cutters and pin pullers. They are designed for USE AS standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical force required for rapid separation of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks and other jettison equipment. For example, the Company supplies NASA with the separation bolts that are used to fasten and then release the solid rocket boosters from the Space Shuttle during its launch. Also, the Company's products are used in many satellites for deployment of solar arrays and antenna booms and other devices (see Mars Pathfinder, page 1). The Company maintains an active development program for new designs, including subdued shock deployment systems for the increasingly lighter commercial satellites used in communications and other commercial applications.

     POWER CARTRIDGES/INITIATORS. Hi-Shear manufactures power cartridges/initiators, including supplying NASA's standard initiator for many years. A power cartridge/initiator creates high energy output by igniting fuel in a controlled chamber. The power cartridges are hermetically sealed electro-explosive devices characterized by their compactness, light weight, environment and corrosive resistance and ultra high reliability. The power cartridge's high pressure combustion energy is used to open satellite doors and deploy solar panels and to operate the thrusters, wing/fin actuators, cutters and pin pullers found in commercial satellites, launch vehicles, and also missiles where motion and force are required for operating rotating missile fins, and defense system deployments.

     LASER ORDNANCE AND INITIATION SYSTEMS

The Company is a leader in the research and development of laser ordnance and initiation systems. The Company began its laser research and development in 1988 and has continued to evolve and enhance laser firing units ever since. The U.S. Army has been conducting field tests and program improvements on Company-developed laser firing units since 1993. As the result of this work, the Army is requesting definitive proposals from Hi-Shear for a breech mounted laser system for use on howitzer cannons throughout the world. The procurement of ruggedized laser firing units for army howitzer applications will result in military operations becoming less costly, less manpower intensive, and produce less negative impact on the environment. Furthermore, the adaptation of the Company's laser firing units, both domestic and abroad, provides a potential for considerable sales growth for the many years to come.

     In addition, the considerable strides made during fiscal year 1997 have generated much interest in applying laser systems to the space market as well. Several proposals have been made to customers detailing the Company's laser initiated solutions to satellite, upgraded shuttle vehicle and unmanned vehicle launch systems and payloads. The laser firing units provide a consistent and precise means for the separation and sequencing of events. They also save costs in areas of logistics support and clean-up since a single firing unit can be used several times without replacement. The Company is partnered with certain commercial and military organizations to develop laser based applications for commercial uses. These opportunities put the Company at the leading edge of laser technology for ruggedized applications, utilizes our core competence and support growth objectives.

     SBIR AWARD

     During the fiscal year the Company received a Phase II, $730,000 Small Business Innovative Research (SBIR) award from the Army Research Laboratory
(ARL)  to fund its  laser  firing  research  for both  military  and  commercial purposes. This is a cost plus contract and demonstrates the customer's commitment to furthering Hi-Shear developed solutions for use in both military and commercial applications. This is a two year effort, and will seek to solve problems associated with reproducible and reliable ignition of large-caliber gun propulsion systems. The goals of the program are twofold. The short-term goal involves the elimination of costly heavy metal primers and their replacement with lasers to ignite bags of the propelling charge. The long-term goal involves the elimination of all conventional primer and igniter materials from the system and replaces them with the use of lasers focused through optical fibers to ignite a charge. Since lasers and associated technologies have reached a stage of maturity where they will replace conventional ignition sources in both military and commercial applications, the Company is uniquely positioned to benefit from this transition through increased sales. Furthermore, the successful completion of the Phase II effort puts Hi-Shear in good shape to receive a Phase III award that potentially guarantees sole-source production of the system for a five-year period.

     ELECTRONIC PRODUCTS

     SEQUENCERS

     The Company remains the main SUPPLIER OF SEQUENCERS FOR THE DOUGLAS ACES II crew ejection seat now placed in many of the U.S. Air Force's fighter aircraft, including the A-10, B-2, F-15 and F-16. The Company originally developed the Analog Recovery Sequencer ("Analog") which electronically triggers various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished. The Company has received requirement contracts from the U.S. Air Force to refurbish units in the past and it also constructs new units according to the Air Force requirements. The Company received a U.S. Air Force analog sequencer requirements contract in February 1997 with an estimated value of up to $20 million over a five-year period. The Company also has received $.8 million of contracts from the Government of Israel for its air force analog sequencer needs.

     ELECTRONIC, SAFE, ARM FUZE

     The Company has earned a reputation as a leader in the fuzing industry for tactical and conventional military programs. The upgraded Patriot (PAC-3) missile system is nearing completion of the engineering development phase, and is entering the low rate initial production (LRIP) and full-scale production phases. The Company employs a proprietary initiator that when removed permits full testing of the system without damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years making it among the longest in the industry. The Company has combined experience gained on the PAC-3 program with research and development studies and additional tests to build working models for other applications to be utilized in further marketing the Company's system. These efforts act to increase revenues in the electronic product line and augment other engineering development efforts to reduce product functional cost.

     CUSTOMERS AND CONTRACTS

     Most of the Company's products are generally used in major commercial satellite ventures, launch vehicles, the Space Shuttle or military satellites and missiles, and therefore its customers tend to be large aerospace prime or subcontractors. Over 43% of the Company's revenues were accounted for by Lockheed Martin (34%) and McDonnell Douglas (9%). Lockheed Martin now comprises what was formerly over twelve customers through its merger and acquisition activities. Lockheed Martin consists of units formerly known as General Dynamics Space Systems, Sanders, GE Aerospace, Goodyear Aerospace, Ford Aerospace, Xerox Aerospace and Defense, LTV Missile Systems, Unisys Defense, and Loral. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 23% of revenue in fiscal year 1997. In fiscal year 1998, contract awards and contract competition phases will continue to vary and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

     In fiscal year 1997 most of the Company's contracts were on a fixed price contract basis. In addition, the Company has received a cost plus fixed fee contract for innovative research activities from the U.S. Army. Under its fixed price contracts, the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can derive over the period of the contract, these fixed price contracts can also offer significant profit potential. Also, Company contracts which evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the U.S. Government. However, if this termination for convenience is exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years. When the Company participates as a subcontractor, and although the prime contractors are typically large aerospace companies, it is subject to the failure or inability of the prime contractor to perform its prime contract.

     The Company obtains new business by marketing proposals or ideas for existing or new products to its customers, the U.S. Government, its agencies, the armed forces or other prime contractors, and by responding to applicable requests for proposals ("RFPs") from customers for new products within the Company's area of expertise. The Company's business is dependent to a large extent upon its continuing advanced expertise in niche technical areas, such as space separation devices, electronic sequencers, advanced fuzing systems, pyrotechnics and laser ignition. It continually maintains a fail-safe design and manufacturing capability for which it has become known in the industry.

     BACKLOG

     The Company's book-to-ship cycle is typical of the long lead times required for highly engineered, custom manufactured, aerospace products. Typically, the final negotiation of the detailed contract requirements together with the procurement of long lead-time materials, manufacturing processes and testing, takes between 6 and 12 months or more to accomplish. This results in a fundamental delay between the addition of a newly awarded contract to backlog and the resulting recognition of revenues. Due to this delay, a reduction in contracts booked during a particular fiscal year will normally result in lower revenues for most periods the following fiscal year. Conversely, an increase in contracts booked will generally result in an increase in revenues in the following periods. Due to the shorter lead-times of its commercial products, the Company believes that it will experience a shorter book-to-ship cycle on its commercial products than on its aerospace contracts.

     Contracts undertaken by the Company may extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of backlog. Some of the Company's contracts with the U.S. Government are supply contracts whose requirements are primarily based on the Government's usage of products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects included in the Company's backlog. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations, funding changes, or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees. See Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     COMPETITION

     To compete in the aerospace contracts market, companies must typically be involved in the development stage of the product. The research and development for "qualifying" the product pursuant to customer plans and specifications is a costly and time consuming process. Each of the Company's aerospace products are thoroughly tested individually, as well as tested in conjunction with the end product into which it is incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of its products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses which are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors.

     As an independent corporation, the Company currently qualifies as a small business entity (having less than $50 million in revenues and less than 500 employees) for the purposes of dealing with U.S. Government contracts or programs. Federal regulations encourage small business subcontracting and impose small business subcontracting goals on many government programs. The Government also promotes direct contracting with small businesses. In many instances, this requirement is fulfilled by a "small business set aside" provision whereby only small businesses may compete for a contract. An additional benefit derived from qualifying as a small business is the Small Business Innovative Research ("SBIR") program, under which a small business is eligible for research and development awards up to $750,000. (See SBIR Award, page 3.)

COMMERCIAL PRODUCTS

     The LIFESHEAR cutter was among the first recipients of development funds received from the United States Government's Technology Reinvestment Program
(TRP). The Company's LIFESHEAR cutters provides for fast, safe, and reliable use for a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LIFESHEAR cutter's light weight, mobility, ease of use, and inexpensive design will quickly cut though metal car posts, roofs, and a variety of construction material in order that a victim can readily be extracted from a life threatening situation. The LIFESHEAR cutter utilizes the Company's proprietary power cartridges which eliminate the need for cumbersome hydraulic and electrical connections, and compliments the Company's aerospace power cartridges. The Company markets the LIFESHEAR cutter through a well-established worldwide distribution network, and maintains a customer service desk in the home office to readily assist customer needs.

     The Company's European licensee is currently delinquent in its mandatory payments to the Company pursuant to its product license agreement. This delinquency in payments could have a negative impact on the continuation of that licensee and in the near term the fees receivable from that licensee. Due to the interest that has been expressed by other potential licensees, the Company may pursue others to replace the European licensee if they fail to perform.

     During fiscal year 1997 the Company upgraded its professional sales force and its domestic regional distributors. The Company continues to monitor each distributors' performance to assure the best distribution of the LIFESHEAR products.

     The LINESHEAR cutter was designed to supply utility, construction, refinery, and service firms with an industrialized tool for high volume cutting of large cables, wires, hoses, and reinforcement material. The unique design and high tensile strength cutting blade permits an object to be severed while retaining its original shape after the cut. This is of great benefit to field crews working to splice or connect cables. The LINESHEAR market is estimated to grow considerably and open doors to the development of other variations of the tool to include crimping, ramming, and spreading. The Company is actively pursuing this market and has established a sales force and distribution network dedicated to the success of this industrial product line. The near-term concentration of marketing efforts will be utility companies and refineries, located in the Western region of the United States. The Company has plans to expand the marketing of these tools through the remainder of the U.S. and overseas during the next years. Implementation of the Company's marketing plans in both the rescue cutters and industrial tools will fully exploit the significant markets for these unique proprietary products.

     The Company has a history of producing security locks for the U.S. Government and the U.S. Navy. The U.S. Appropriations Act of 1993 increased the specifications for high security locks. High Security locks have a requirement for precise dialing of combinations, and to date, the Company has the only lock that can meet the government specification for this precision dialing. Hi-Shear has received a request for quotation for substantial quantities of locks to be purchased by the U.S. Government over the next five years. The Company will concentrate its efforts to capture this future government requirement. During the next year the Company will organize a distribution channel for sale of its locks to potential commercial customers who require the benefit of the government approved lock design.

     AUTOMOTIVE AIRBAG INFLATORS

     The Company has identified the automotive airbag market as a major, fast growing market in which management believes its technology, if developed, marketed and manufactured in conjunction with an experienced airbag manufacturer, can gain market share. In the U.S. market, all trucks and cars are required to have both driver and passenger side airbags for the 1999 model year. Forecasters suggest that the worldwide airbag market by early 2000's automotive model years could exceed 70 million airbag units, up from 48.7 million for model year 1996. When the side-impact and back seat markets are included for airbags, airbag production by the early model year 2000 could exceed 100 million units. Europe and Asia, where presently only 50% of the cars produced have airbags, are major markets for airbags as well. Concurrent with this rise in unit volume has been a significant decrease in unit price for airbag components (sensor, inflator, initiator and bag) and hence, a decrease in the overall airbag price. This reduction in unit price can enable a low cost inflator unit to capture additional volume through increased market share as compared to inflator designs that cannot be manufactured for less cost.

     The Company's liquid airbag technology was first announced in November 1994 after the Company made the first of its patent filings. The patent claims generally relate to its liquid propellant technology applied to automotive airbag use, which the Company developed in its work in the U.S. space program. When the technology is applied to an automotive inflator application, the liquid fuels produce a gas that inflates the airbag on a measurable, rapid time basis. The liquid fuel and the gas produced is benign and environmentally safe in contrast to the toxic gases and materials used in existing airbag systems. In addition to its original liquid propellant airbag patent application filed in late 1994, the Company filed another application during fiscal year 1996 for a U.S. Patent to protect additional distinct designs of the Company's liquid powered airbag inflator systems.

     In late fiscal 1997, notices had been received from the United States Patent and Trademark office that patent claims have been allowed on the
Company's first two patent applications for its liquid airbag inflator technology. This notice of allowability received by the Company substantially supports our expanding proprietary rights in the field of liquid airbag inflator technology.

     The Company has been continuing to develop its technology to result in the lowest cost inflator while maintaining both its high performance and cleanliness. Also, the Company has been designing the inflator for economical use in the smartest airbag deployment systems. Although this has acted to delay the timeline of the Company's inflator program, the resulting designs fully address the cost demands which have been evident in the inflator industry over the last two years. The Company believes its inflator designs now addresses automobile company demands for inflator performance, cleanliness, and a lower cost airbag inflation system.

     The next phase of the liquid airbag inflator program was to select a strategic partner to facilitate the final high volume manufacturing design and to market this low cost airbag inflator for use in airbag safety systems. A strategic partner will be selected based in part on their facilities, expertise and marketing capabilities which will be used to strategically exploit the benefits of this technology in the marketplace.

     The liquid inflator technology to be used in the alliance is absolutely clean and particle free and does not require a pyrotechnic igniter typically used on traditional solid propellant systems. This low cost inflator technology can be marketed for economical use in the smartest deployment systems designed to improve safety by adjusting bag deployment based on the severity of the accident and the size and position of the occupants. This liquid technology particularly suits these smart systems in that it can produce a range of faster and slower, harder and softer bag deployments on command. The liquid inflators will bring about dramatic reductions in cost and significant improvements in performance compared with current inflator technology. These attributes will enable the Company and its strategic partners to exploit this unique technology in the form of superior airbag inflator products at a competitive price.

     The Company believes that the attributes of its liquid technology airbag inflator designs and the interest it has received from potential candidates, will enable the Company to form a strategic partnership for final development of the airbag product.

RESEARCH AND DEVELOPMENT

     The Company maintains a staff of engineers, other scientific professionals and support personnel engaged in development of new applications of technology and improvement of existing products. In addition to the research and development performed for specific aerospace and defense contracts and programs, the Company invested $.5 million in fiscal year 1997 and $1.4 million in fiscal year 1996 on Company sponsored research and development.

     During these two fiscal years, prototype products were developed and patents generated or applied for in several areas, including its liquid propellant automobile airbag inflator. The Company has filed two patent applications with the U.S. Patent and Trademarks office for its liquid propellant automobile safety airbag inflator technology. The Company has received notices from the United States Patent and Trademark Office that patent claims have been allowed on these first two patent applications for its liquid airbag inflator technology.

     The Company is using its laser technology to aggressively develop unique commercial products which would be produced by the company in high volumes.

MANUFACTURING AND PRODUCTION

     Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge in the power cartridge. Production of the electromechanical devices involves the purchase of machined components, electrical switches, connectors, seals and other materials, the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. The Company has been safely handling and processing these fuels and oxidizers for over thirty years.

INTELLECTUAL PROPERTY

     The policy of the Company is to apply for patents and other appropriate statutory protection when it develops new or improved technology. The Company has been awarded over 40 U.S. patents as well as numerous trademarks and copyrights. The Company also relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights. The Company also has several existing patents related to certain technologies developed as a result of contracts with or for the U.S. Government. These patents, issued as a result of contracts with or for the U.S. Government,- share the rights to these patents with the U.S. Government.

     The Company has filed two patent applications with the U.S. Patent and Trademarks office for its liquid propellant automobile safety airbag inflator technology. The Company has received notices from the United States Patent and Trademark Office that patent claims have been allowed on these first two patent applications for its liquid airbag inflator technology.

     The Company requires all employees to execute an Assignment of Rights agreement which assigns to the Company any intellectual property developed by the employee during the course and scope of the employment. In addition, each key employee has entered into an agreement with the Company agreeing, to regard and preserve as confidential all information pertaining to the Company's business obtained by the employee as a result of employment with the Company.

     REGULATION, LICENSES AND PERMITS

     The ability of the Company to pursue its business activities is regulated by various agencies and departments of the U.S. Government. The Company's Government contracts are subject to regular audit and periodic review and may be modified, increased or reduced in the event of changes in governmental requirements or policies, Congressional appropriations and program progress and scheduling. The Company is also required to obtain the necessary export licenses from the U.S. Department of Commerce to export products and technical information. In its commercial businesses, various U.S. and foreign regulations may apply, including necessary permits to import power cartridges into a country.

     EMPLOYEES

     As of July 31, 1997 the Company had 135 employees of which 118 are full-time employees, the majority of whom are engineers and technicians. The Company's success depends on its ability to attract and retain highly qualified personnel. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities. The Company has never suffered a work stoppage and considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Torrance, California, in a 75,000 square foot building organized for electronic and pyrotechnic manufacturing and assembly operations. Approximately 25,000 square feet are devoted to administrative offices, engineering design activities and a prototyping facility. The remaining 50,000 square feet are dedicated to manufacturing and quality assurance operations. The manufacturing area has approximately 20,000 square feet available for expansion for new or added product lines. The Company has negotiated a seven year lease of the Torrance facility which provides for pre-set lease rates and expires on November 30, 1999. The lease provides the Company with renewal options and a right of first refusal on the sale of the facility.

     The Company also leases a 16 acre facility in Saugus, California, which is used to store large amounts of base mixes. The main building on the facility is an 8,000 square foot manufacturing and assembly area which includes a 2,500 square foot blending and loading area. The Company leases the Saugus property from HSI Properties, Inc. pursuant to a lease which expires on May 31, 1999. The rent is fixed for a period of three years and then increases each June 1st by four percent of the rent last in effect. The Company has a three year option to purchase the property for $1.0 million. After June 1, 1996, the purchase price increases each June 1st by four percent of the purchase price then last in effect.

     The Company believes that its current facilities in Torrance and Saugus will adequately support its operations for the foreseeable future. Management believes that each of the properties is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently a party to several disputes which may result in litigation. After consulting with counsel, it is the opinion of management that ultimate liability, if any, with respect to these disputes, will not be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:


                                            HIGH                          LOW
                                            ----                          ---
  Fiscal Year 1998 Ending May 31, 1998

    1st Quarter  (1)                       6-1/2                         4-7/8

  Fiscal Year 1997 ended May 31, 1997

     4th  Quarter                          7                             5
     3rd Quarter                           7-1/2                         5-1/4
     2nd Quarter                           6-3/4                         5
     1st Quarter                           7-1/2                         4-3/8

  Fiscal Year 1996 ended May 31, 1996

    4th Quarter                           10                             6-1/4
    3rd Quarter                            9-7/8                         5-1/4
    2nd Quarter                           15                             8-1/16
    1st Quarter                           13-1/4                         9-5/8

     (1) TRADING ACTIVITY THROUGH JULY 31, 1997.

     The Company has never paid a cash dividend and the payment of any cash dividends in the future are subject to the terms of the Company's credit facility (see note 6, Financial Statements) and will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

     The number of holders of record of the Company's Common Stock was approximately 275 and the estimated number of beneficial shareholders was 1500 as of July 31, 1997.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. The Company's aerospace products are used by customers ranging from major aerospace companies, NASA and the U.S. Government to foreign space agencies and governments. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, advanced fighter aircraft, missiles and military systems. The Company has designed, tested and developed a select group of commercial products that utilize its highly reliable aerospace technology. Since beginning its commercial product developments, the Company has completed and introduced two commercial product lines, the LIFESHEAR rescue cutters and high security locks. The Company has also developed a low-cost environmentally safe liquid airbag inflator for use in automobile airbag safety systems.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, the acceptance of its new aerospace and commercial products, the acceptance and pricing of its commercial products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

AEROSPACE PRODUCTS

     The Company's aerospace products were introduced originally for use in the U.S. space program, and included power cartridges and separation devices designed to meet the need for fail-safe high performance devices with the strength to fasten and hold together two structures under rigorous conditions and then provide quick release upon command. As the Company's separation devices and power cartridges evolved, necessary supporting electronic systems were designed by the Company. Electronic sequencing units designed to sequentially fire separation devices according to pre-programmed parameters, became a product line for, among other applications, fighter aircraft ejection seat systems. New products from research and development work conducted by the Company in pyrotechnic laser ignition have been developed and include laser ignition systems for use on U.S. Army Howitzers and an Electronic, Safe Arm Fuzing systems that is now being used on Loral's PAC-3 Upgraded Missile program. The Company's aerospace products are separated into two categories: Ordnance Products and Electronic Products.

     Demand for the Company's aerospace products is driven primarily by the number of satellite launches, space exploration missions, and the requirements of the U.S. Government, which are realized through a prime contractor or other subcontractor. The aerospace contracts it receives generally provide for a specific number of deliveries over a period of time. The Company accounts for these contracts on the percentage of completion basis. The percentage completed is determined for most contracts as units are shipped rather than as costs are incurred. Accordingly, the results for any particular accounting period, or period to period comparisons, may be significantly affected by the timing of production deliveries and may not be indicative of future operating results.

COMMERCIAL PRODUCTS

     The Company is committed to the development of products for commercial applications. It has incurred substantial expenses throughout its organization related to the development of new commercial products that complement and utilize both its aerospace and its defense technology. The Company has marketed both its high security locks and its rescue cutter and has developed a third commercial product, an advanced low cost liquid airbag inflator for use in automobile airbag safety systems.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 1997 COMPARED WITH FISCAL YEAR ENDED MAY 31, 1996

     Revenues were $17.3 million in 1997 as compared to $10.5 million in 1996. The 65% increase in revenues was the result of an increased new order rate for commercial aerospace products. These orders were received early enough during the fiscal year to result in increased volumes of products being shipped in the fiscal year. Orders of $9.6 were received during the first six months of fiscal 1997, an increase of 53% over the first six months of 1996. The increase in revenues for the year also included revenues of $.4 million from the rescue tool licensing fees and the sale of LIFESHEAR products.

         Orders received during the fiscal year increased 52% over the orders received in the prior year. In fiscal year 1997 the Company was awarded $20.1 million in new aerospace contracts plus the long term portion of the five year $20 million analog sequencer contract, as compared to $13.2 million in fiscal year 1996. This dramatic increase in contracts awarded during fiscal year 1997 resulted in an ending backlog of $16.1 million compared to $15.8 million at the end of fiscal 1996 despite the substantial increased shipping volume during the year. The increase in contract awards granted to the Company during fiscal year 1997 was primarily attributable to the increased demand for commercial aerospace products. The surge in planned commercial satellite launches and launch vehicles together with government exploration and military activities, drove this increased demand for the Company's aerospace products.

     Gross profits increased threefold to $4.2 million averaging 24.3% of revenues as compared to $1.4 million or 13.5% of revenues in fiscal year 1996. This rise in gross profitability resulted from a higher volume of product shipments and the related revenues to which the Company's overhead base could be allocated as well as improved effectiveness in the use of labor and materials. In addition the Company took a one time charge in the prior year in recognition of the exit from a business activity.

     Selling, General and Administrative expenses, excluding research and development, totaled $2.6 million in fiscal year 1997, the same as in fiscal year 1996. These general and administrative expenses remained constant despite a 65% increase in revenues due to continued efforts of management to improve corporate efficiencies and reduce administrative expenses. The Company believes it will continue to improve on these efficiencies by using its new accounting and management information system to improve its material control and production reporting in both its aerospace and commercial product lines. This software has been installed and is currently being fully integrated into the Company's business system.

     Research and Development expenses were $.5 million for fiscal year 1997 as compared to $1.4 million in fiscal year 1996. The amount spent in fiscal year 1997 is less than that spent in fiscal year 1996 because the prior year expenditures included large development expenses for the accelerated development of its liquid airbag inflator system and the LINESHEAR and LIFESHEAR product lines. These important new product efforts continued into fiscal year 1997, however because of early successes, they did not generate as large an expense as in fiscal year 1996. Management believes the enhancements to performance and technical advantages made through these research and development efforts in both years should result in enhanced airbag inflator designs at lower manufacturing cost and in higher performing commercial cutters for new industrial applications. These specialized cutters are being marketed to the electric utility and other industries that have unique cutting requirements. LINESHEAR can substantially reduce the time and expense compared to current cutting methods.

     Amortization of the excess of net assets acquired over purchase price was $138,000 for fiscal year 1997 compared to $302,000 in fiscal year 1996. This decrease in amortization was the result of the write-off of $1,150,000 in 1996 related to the Company's exit from a business activity. (See Note 11 to the financial statements.)

     The Company had an operating profit of $1.3 million as compared to an operating loss of $1.1 million for fiscal year 1996. This operating profit was the result of a substantial increase in volume and revenue from commercial aerospace orders coupled with lower general, administrative and development expenses.

     Net interest expense for the fiscal year 1997 was $274,000 which is comparable to the $249,000 incurred in fiscal year 1996. During 1997, the increased revenue generated a higher level of average accounts receivables to be financed during the period.

     The Company had a net income, after interest and income taxes, of $1.0 million for fiscal year 1997 as compared to a net loss of $1.3 million for the prior fiscal year 1996.

FOURTH QUARTER RESULTS

         The Company had revenues of $6.5 million and a net income of $.4 million for the fourth quarter of fiscal year 1997 compared to revenues of $3.0 million for the fourth quarter of fiscal year 1996 which resulted in a net loss for that period. The fiscal year 1997 fourth quarter increase in revenue and net income is primarily the result of increased commercial aerospace orders, resulting in higher shipments, and lower administrative expenses as compared to the fourth quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $.9 million was provided by operations during fiscal year 1997 compared to the $1.8 million used in operations for fiscal year 1996. This improvement resulted from an increase in profitability and a reduction of net inventory. The Accounts Receivables balance was higher at year end than last year due to the growth of shipments made in the fourth quarter. Also included in the positive cash flow for the year were insurance proceeds of $173,000 for a business interruption claim. During the year, the Company invested in $570,000 of capital expenditures primarily for additions and improvements to its computer system, automated test equipment and capital tooling.

     At May 31, 1997 the Company had reduced its total inventories to $2.6 million from $3.8 million at May 31, 1996 while significantly increasing manufacturing activity during the year. At year-end the Company had $692,000 in commercial inventory, $298,000 in unamortized deferred costs and $220,000 of tooling dedicated to the LIFESHEAR product line. Management plans to aggressively increase the distribution of its commercial products to increase sales and accelerate the inventory turn-over rate. The full realization of these plans is dependent upon the Company's ability to carry out the strengthening of its commercial distribution to fully exploit both the rescue and industrial market for these products.

     In the normal course of business, the Company submits claims for cost reimbursement related to contract requirements, changes not yet incorporated into its contract or other contract costs in negotiation. These claims for reimbursement result from changes to specifications, additional work required to be performed by the Company to satisfy customer requests beyond contract scope, failure of customer designed components and adjustments to contract pricing due to the customer reducing unit quantities. May 31, 1997, the Company's outstanding claims totaled $905,000 and are recorded as unbilled receivables. Although there is no guarantee that all claims will be fully reimbursed, management believes that the history of reimbursement for claims supports the Company's claim submittal procedures.

     The Company's primary source of capital during the year was its positive operating cash flow. The Company also continues to maintain a $3.5 million line of credit with a commercial bank and pays market interest on the outstanding balance. As of May 31, 1997, there is $2.5 million outstanding on this line of credit.

     The Company believes that its net working capital of $3.7 million and its lines of credit will be sufficient for its operations for the foreseeable future. Management believes it will be able to renew its annual credit agreement under terms and conditions that will meet the Company's needs for the foreseeable future. The Company expects that successful development of its liquid airbag inflator system for commercial high volume production may require additional capital. Although there are no assurances, the Company believes that any capital required for such production could be met through either additional debt or equity financing.

     ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED

     The Financial Accounting Standard Board (FASB) has issued Statement No. 128, "EARNINGS PER SHARE", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 31, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have no effect on reported earnings (loss) per share.

     The FASB has also issued Statement No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending May 31, 1999. The Company has not determined the effect of the adoption of this Statement would have on the Company's reported segments.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
Independent Auditor's' Report       .................................. F-1

Balance Sheet......................................................... F-2

Statements of Operations.............................................. F-3

Statements of Stockholders' Equity.................................... F-4

Statements of Cash Flows.............................................. F-5

Notes to Financial Statements......................................... F-6-19


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     On June 7, 1996, the Company filed a form 8-K which disclosed that the Board of Directors approved the engagement of McGladrey & Pullen, LLP as the Company's independent accountants. (McGladrey & Pullen, LLP has conducted the audit of the Company's financial statement for the years ended May 31, 1996 and 1997.) McGladrey and Pullen, LLP replaced the accounting firm of Deloitte & Touche LLP, who had been engaged to audit the Company's financial statements for the fiscal years ended May 31, 1993 through May 31, 1995. A change in accountants had been recommended by the Company's Audit Committee. The audit reports provided by Deloitte & Touche LLP for the fiscal years ended May 31, 1993 through May 31, 1995 did not contain any adverse opinion or a disclaimer or opinion nor was any report qualified in any respect, and management of the Company knows of no past disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of  Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying balance sheet of Hi-Shear Technology Corporation (The "Company") as of May 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 1997, and the results of its operations and its cash flows for the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.





                                             McGladrey & Pullen, LLP



Anaheim, California
July 21, 1997

HI-SHEAR TECHNOLOGY CORPORATION

--------------------------------------------------------------------------------


BALANCE SHEET
MAY 31, 1997
ASSETS (NOTE 6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Current Assets
   Cash                                                       $         19,000
   Accounts receivable (Note 3)                                      6,307,000
   Inventories (Note 4)                                              2,633,000
   Prepaid expenses and other current assets                            50,000
                                                                   -----------
         TOTAL CURRENT ASSETS                                        9,009,000

Equipment, net (Note 5)                                              1,491,000

Other Assets, net
   Deferred costs                                                      298,000
   Other intangible assets                                             115,000
                                                                   -----------

                                                              $     10,913,000
                                                          ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Note payable to bank (Note 6)                              $      2,511,000
   Current portion of long-term debt (Note 6)                          128,000
   Accounts payable                                                  1,763,000
   Accrued payroll and related costs                                   423,000
   Other accrued liabilities (Note 8)                                  456,000
                                                                    ----------
         TOTAL CURRENT LIABILITIES                                   5,281,000

Long-Term Debt (Note 6)                                                 16,000
                                                                   -----------

         TOTAL LIABILITIES                                           5,297,000
                                                                     ---------

Excess of Net Assets Acquired Over Purchase Price (Note 11)            829,000
                                                                   -----------

Commitments and Contingencies (Notes 3,4, 8 and 9)

Stockholders' Equity (Notes 6 and 10)
   Preferred stock, $1.00 par value; 500,000 shares authorized:
         no shares issued
   Common stock, $.001 per value; 25,000,000 shares authorized;
         6,636,000 shares issued and outstanding                         7,000
   Additional paid-in capital                                        7,001,000
   Accumulated deficit                                             (2,221,000)
                                                                    ----------
         Total stockholders' equity                                  4,787,000
                                                                    ----------
                                                              $     10,913,000
                                                             =================

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION

--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 1997 AND 1996

                                                           1997                       1996
---------------------------------------------------------------------------------------------------

Revenues (Notes 2, 3, 4 and 12)                      $  17,325,000               $  10,489,000

Cost of Revenues (Note 4)                               13,122,000                   9,072,000
                                                     -----------------------------------------

         GROSS PROFIT (NOTE 11)                          4,203,000                   1,417,000

Selling, General and Administrative Expenses             2,560,000                   2,566.000

Research and Development Expenses                          478,000                   1,385,000

Amortization of Excess of Net Assets Acquired
    Over Purchase Price                                   (138,000)                  (302,000)

Write-Off of Excess of Net Assets Acquired Over
    Purchase Price Attributed to Exited Line of Business
    (Note 11)                                                 -                    (1,150,000)
                                                     -----------------------------------------

         OPERATING INCOME (LOSS)                         1,303,000                 (1,082,000)

Interest Income                                              1,000                      18,000

Interest (Expense)                                        (272,000)                   (269,000)
                                                     -----------------------------------------

         INCOME (LOSS) BEFORE PROVISION FOR
            INCOME TAXES                                 1,032,000                  (1,333,000)

Provision for Income Taxes (Note 7)                         11,000                          -
                                                     -----------------------------------------

         NET INCOME (LOSS)                           $   1,021,000              $   (1,333,000)
                                                     ==========================================

Net Income (Loss) Per Common and Common
   Equivalent Share                                  $        0.15              $        (0.20)
                                                     ==========================================


Weighted Average Number of Common and Common
   Equivalent Shares Outstanding During the Year         6,631,000                   6,594,000
                                                     ==========================================


See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

--------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1997 AND 1996


                                                                 Additional                               Total
                                       Common Stock               Paid-In          Accumulated        Stockholders'
                               ------------------------------
                                    Shares         Amount         Capital            Deficit             Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995                 6,527,000     $  7,000     $   6,261,000    $   (1,909,000)        $   4,359,000

   Exercise of stock
      options                            24,000       -                123,000  -                              123,000

   Exercise of stock
       warrants                          77,000       -                593,000  -                              593,000

   Net (loss)                         -               -              -                (1,333,000)           (1,333,000)
                               ----------------------------------------------------------------------------------------

Balance, May 31, 1996                 6,628,000        7,000         6,977,000        (3,242,000)            3,742,000

   Exercise of stock
       options                            8,000       -                 24,000  -                               24,000

   Net income                         -               -              -                  1,021,000            1,021,000
                               ----------------------------------------------------------------------------------------

Balance, May 31, 1997                 6,636,000     $  7,000      $  7,001,000     $  (2,221,000)         $  4,787,000
                               ========================================================================================

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997 AND 1996

                                                                                     1997                 1996
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net Income (loss)                                                      $       1,021,000  $     (1,333,000)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                 541,000            473,000
       Amortization and write-off of excess of net assets
          acquired over purchase price                                             (138,000)        (1,452,000)
       Changes in operating assets and liabilities
          Accounts receivable                                                    (1,985,000)            476,000
          Inventories                                                              1,172,000          (134,000)
          Prepaid expenses and other assets                                         (42,000)            130,000
          Accounts payable                                                           338,000             17,000
          Accrued payroll and related costs                                         (57,000)           (29,000)
          Other accrued liabilities                                                    7,000             70,000
                                                                            ------------------------------------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        857,000        (1,782,000)
                                                                            ------------------------------------

Cash Flows from Investing Activities, purchase
    of equipment                                                                   (571,000)          (519,000)
                                                                            ------------------------------------
Cash Flows from Financing Activities
    Proceeds from note payable to a bank                                           4,375,000          2,636,000
    (Payments) on note payable to a bank                                         (4,500,000)        (2,000,000)
    Proceeds from stock options and warrants exercised                                24,000            716,000
    Principal payments on long-term debt                                           (242,000)          (223,000)
                                                                            -----------------------------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (343,000)          1,129,000
                                                                            -----------------------------------

          NET (DECREASE) IN CASH                                                    (57,000)        (1,172,000)

Cash, beginning of period                                                             76,000          1,248,000
                                                                            -----------------------------------

Cash, end of period                                                        $          19,000  $          76,000
                                                                           ====================================

Supplemental Disclosure of Cash Flow information
    Cash paid during the year for interest                                 $         274,000  $         249,000
                                                                           =====================================

    Cash paid during the year for income taxes                             $           8,000  $              -
                                                                           =====================================

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Hi-Shear Technology Corporation ("HSR" or the "Company") began as a division of Hi-Shear Industries, Inc. ("HSI") in the 1950's. On June 1, 1993, the Company was effectively acquired by two members of HSR's senior management and conducted an initial public offering of its shares in March 1994. The Company is listed on the American Stock Exchange (symbol "HSR").

The Company is engaged in the design and manufacture of power cartridges, separation devices, electronic sequencers and other special components used by the aerospace industry, the military and NASA. HSR's aerospace and defense products are procured under both long and short-term contracts with agencies of the United States Government and numerous aerospace and defense prime contractors and subcontractors. The Company is dependent on the continuation of government sponsored military and aerospace programs in order to maintain its revenues.

To compete in the government aerospace and defense contracts market, companies must typically be involved in the development stage of the product. The research and development for "qualifying" the product pursuant to government plans and specifications is a costly and time consuming process. Each of the Company's aerospace and defense products are tested individually, as well as tested in conjunction with the end product into which it is incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to requalify the products. In addition, local, state and federal permits and licenses which are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain. For new government contracts, the Company's success will be dependent upon its ability to compete with other companies, some of which have greater financial and other resources than the Company.

The Company purchases the components for its products from various subcontractors. While some of the components, such as flexible circuits, mechanical parts, connectors, seals and certain chemicals, are purchased from single suppliers, they are generally available from several other sources. Most components are manufactured specifically for the Company to its specifications.


The Company continues to diversify into commercial products, while continuing to pursue its aerospace and defense business segment. In this regard, the Company has completed the product development and has begun commercial production of the LIFESHEAR emergency rescue cutting tool and LINESHEAR cutter (Cutters) and a high security lock. The sales volumes of these new commercial products have not been significant; however, significant investments in inventory, tooling, and pre-production costs for the Cutter have been made. The realization of these investments is dependent upon the Company's ability to establish a market for these products. In addition, the Company has developed a third commercial product, an airbag inflator system. An initial patent application for a liquid inflator was filed by the Company in November 1994, with a second patent application covering expanded claims and improvements filed in July 1996. All costs related to the development of the airbag inflator has been expensed.


                                       F7

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standard Board (FASB) has issued Statement No. 128, "EARNINGS PER SHARE", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 31, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have no material effect on reported earnings (loss) per share.

The FASB has also issued Statement No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending May 31, 1999. The Company has not determined the effect of the adoption of this Statement would have on the Company's reported segments.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Sales of commercial products are recognized as deliveries are made. Contract revenues are derived principally from fixed-price contracts and are recorded as deliveries are made and milestones achieved (units-of-delivery type of percentage-of-completion method of accounting). Revenues from certain fixed-price development contracts are recorded as costs are incurred and include estimated earned profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Fixed-price development contracts generally provide for the delivery of a small number of units after a lengthy period of time over which a significant amount of costs have been incurred.

Provisions for estimated total contract losses on uncompleted contracts are made in the period in which such losses are determined. Amounts representing contract change orders are included in revenues only when the amounts can reliably be estimated and realization is probable. Changes in estimates of revenues, costs and profits are recognized in the period such changes are made.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION: (CONTINUED)

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. These claims for reimbursement result from changes to specifications, additional work required to be performed by the Company to satisfy customer requests beyond contract scope, failure of customer designed components and adjustments to contract pricing due to the customer reducing unit quantities. Claims are recorded to the extent of costs incurred when, in management's opinion, it is probable that the claim will result in additional revenues and the amount can be reasonably estimated.

Included in 1997 revenues is approximately $173,000 related to payments received on a business interruption insurance policy in excess of direct costs incurred.

ACCOUNTS RECEIVABLE:

Included are amounts billed and currently due from customers under all types of contracts, amounts earned but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting) and amounts retained pending contract completion.

INVENTORIES:

Inventory costs for the defense and aerospace segment relate primarily to production cost of contracts in process under fixed-price type contracts and represent accumulated contract costs less the portion of such costs allocated to revenue recognized on units delivered or progress completed. Accumulated contract costs include direct labor, material costs, factory and engineering overhead, and production tooling costs. In accordance with industry practice, such inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Selling, general and administrative costs are charged to expense as incurred.


Commercial inventory is stated at the lower of cost (first-in, first-out) or market and represents direct labor, materials and overhead costs incurred in production.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT:

Equipment is stated at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows:

--------------------------------------------------------------------------------
       Machinery and equipment          5 to 10 years
       Tooling                          5 years
       Furniture and fixtures           10 years
       Leasehold improvements           Shorter  of lease term or useful
                                        life


OTHER ASSETS:

Deferred costs consist of capitalized pre-production costs, net of accumulated amortization of $238,000 related to the production of the Company's LIFESHEAR emergency rescue and LINESHEAR cutting tools. These costs are amortized over a five-year period. Other intangible assets consist of the cost for acquired patents and are amortized over the lesser of the expected economic life or the 17 year life of the patents.

EXCESS OF NET ASSETS ACQUIRED OVER PURCHASE PRICE:

In June 1993, the total purchase price of Hi-Shear Technology Corporation was allocated to the Company's assets and liabilities based upon their relative fair values at the date of the acquisition using the purchase method of accounting. However, since the purchase price was less than the fair value of the net assets acquired, the difference was applied to reduce all noncurrent assets to zero, principally equipment and leasehold improvements, with the balance being accounted for as excess of net assets acquired over purchase price (also referred to as negative goodwill) which is generally being amortized into income over a ten-year period. The normal amortization of negative goodwill amounted to $138,000 and $302,000 in 1997 and 1996, respectively (Note 11).

INCOME TAXES:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT:

Company-sponsored research and development costs are charged to expenses as incurred.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Primary income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus common stock equivalents (stock options) outstanding during the year. Common stock equivalents are excluded if their effect is antidilutive. Fully diluted income (loss) per common share is not presented since such dilution is not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The method and assumptions used to estimate the fair value of financial instruments were: long-term debt: the estimated fair value, which approximates the carrying value, is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities; note payable to bank: the carrying amount approximates fair value since the interest rate changes with the market interest rate.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company periodically has cash on deposit with its bank which exceeds the insurance limits of the FDIC.


NOTE 2.   MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from departments and agencies of the United States Government and certain large United States aerospace and defense contractors. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

--------------------------------------------------------------------------------
                                       1997                   1996

United States Government                23%                   21%
Lockheed Martin                         34%                   33%
McDonnell Douglas                        *                    11%


*For the year ended May 31, 1997, McDonnell Douglas represented revenue of less than 10% of total Company revenue.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.   ACCOUNTS RECEIVABLE


Accounts receivable at May 31, 1997 consist of the following:
--------------------------------------------------------------------------------------------------------------------
Due from United States  Government,  prime and  subcontractors  under  long-term contracts:
         Billed                                                                                      $    13,965,000
         Unbilled                                                                                          2,273,000
         Progress payments received                                                                     (10,543,000)
                                                                                                    ----------------
                                                                                                           5,695,000
Billed and currently due from foreign sales, long-term contracts                                             296,000

         Total due, long-term contracts                                                                    5,991,000

Commercial receivables                                                                                        87,000
Other receivables                                                                                            229,000
                                                                                                    ----------------

         Total                                                                                        $    6,307,000
                                                                                                    ================


Unbilled amounts represent revenues recognized from fixed price contracts for which billings have not been presented to customers at year-end. As of May 31, 1997, the Company has recorded retentions of $1,373,000 which are awaiting completion of contracts in process before payment will be made and claims of approximately $900,000 net of a reserve of approximately $274,000, which are recorded at amounts which management believes will ultimately be realized. The ultimate realization of the claims may be different than the amount estimated and the difference could be significant. During the fiscal year 1997 and 1996, the Company generated revenue of approximately $1,162,000 and $700,000, respectively, from sources outside of the United States.

The Company has recorded $300,000 in revenues related to a license agreement to manufacture and sell the LifeShear and LINESHEAR cutting tools. The license agreement is an exclusive agreement to sell the product outside the United States, Canada and Japan and it is for an indefinite period of time. The agreement provides for certain mandatory up-front license fees as well as fixed fees based on minimum sales volumes and royalty fees for each unit sold under the agreement. Included in other receivables is a $150,000 mandatory fee receivable from the licensee which is delinquent. Management believes that the Company will ultimately collect this amount and no reserve has been recorded. The licensee claims that the Company breached the agreement and requests to be reimbursed extra costs in the total amount of $784,000, most of which consist of future anticipated costs. No such provisions exist in the license agreement. Management believes these claims have been made in an attempt to avoid payment, that the claims are without merit and will ultimately result in no material adverse effect on the Company's financial statements. Accordingly, no amounts for this claim have been accrued in the financial statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   INVENTORIES


Inventoried costs at May 31, 1997 consist of the following:
--------------------------------------------------------------------------------------------------------------------
Production cost of contracts in process                                                              $       540,000
Raw materials and components                                                                               1,401,000
Commercial inventory:
         Raw materials                                                                                       385,000
         Work-in-process                                                                                     301,000
         Finished goods                                                                                        6,000
                                                                                                      --------------
                  TOTAL                                                                               $    2,633,000
                                                                                                      ==============

Raw materials and components represent purchases and production costs of units manufactured in excess of contractually required quantities.

The Company's government contracts are subject to regular audit and periodic review by a governmental agency. These audits may result in changes in the amount of allowable billings on current and/or prior completed contracts.

Production costs of contracts in process are costs incurred to date less billed and unbilled amounts. The status of the production costs of contracts at May 31, 1997, is as follows:


                                                             HEFU/PSA         Other Contracts           Total
                                                            (Note 11)
---------------------------------------------------------------------------------------------------------------------
Total contracts in process                                   $    4,594,000     $    32,389,000      $    36,983,000
                                                       ==============================================================

Costs incurred to date                                       $    5,886,000     $    14,406,000      $    20,292,000
Estimated profit (loss) recorded                                (1,492,000)           1,932,000              440,000
Less billed and unbilled amounts                                (4,372,000)        (15,820,000)         (20,192,000)
                                                       --------------------------------------------------------------

Total production costs of contracts in process             $         22,000   $         518,000    $         540,000
                                                       ==============================================================

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 1997, would change contract profits or losses by approximately $75,000. During 1997 and 1996, management revised the estimate to complete related to the HEFU/PSA line of business which the Company has exited (Note 11). These revisions resulted in an increase to cost of revenues of approximately $515,000 and $800,000, respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.   INVENTORIES (CONTINUED)

The Company's backlog consists of aggregate revenues remaining to be earned by the Company at a given date under contracts, delivery orders or similar orders in which the Company's obligations are specified and the time and performance by the Company is fixed. Typically, the final negotiation of the detailed contract requirements together with the procurement of long lead-time materials, manufacturing processes and testing, takes between 6 and 12 months or more to accomplish. This results in a significant delay between the addition of a newly awarded contract to backlog and the recognition of the related revenue in the financial statements.

Contracts undertaken by the Company may extend beyond one year and, accordingly, portions are carried forward from one year to the next as part of backlog. Some of the Company's contracts with the United States Government are supply contracts whose requirements are primarily based on the Governments usage of products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when or if revenue will be realized on projects included in the Company's backlog. Although backlog represents only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees. At May 31, 1997, the Company's backlog, including contracts in process was approximately $16.1 million.


NOTE 5.   EQUIPMENT

The Company's equipment at May 31, 1997 consist of the following:
--------------------------------------------------------------------------------------------------------------------
Machinery and equipment                                                                                $     919,000
Tooling costs                                                                                                468,000
Furniture and fixtures                                                                                       138,000
Leasehold improvements                                                                                        40,000
Projects in progress                                                                                         746,000
                                                                                                    -----------------
                                                                                                           2,311,000
Less accumulated depreciation and amortization                                                               820,000
                                                                                                    -----------------

                                                                                                       $   1,491,000
                                                                                                    =================

Included above is equipment acquired under capital leases of $604,000. Accumulated amortization related to these capital leases total $520,000. Amortization expense related to capital leases is included with depreciation expense.

Projects  in  process   includes   certain   internal   costs   related  to  the
implementation of the Company's computer system totaling $247,000. It also includes deposits made on certain tooling being manufactured.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.   DEBT

The Company has a line of credit agreement with a bank for the purpose of obtaining short-term loans up to a maximum of $3,500,000. Borrowings under this line of credit are collateralized by substantially all of the Company's assets. Outstanding amounts bear interest at the Wall Street Journal's prime rate (8.5% at May 31, 1997) plus .75%. The credit agreement expires November 1, 1997. At May 31, 1997, $2,511,000 was outstanding under the line of credit. The credit agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, maximum net worth to total liabilities, minimum cash flow coverage and minimum income before income taxes. Availability under the line at May 31, 1997, is $989,000.


Long-term debt at May 31, 1997, consists of the following:

-------------------------------------------------------------------------------------------------------------
Capital lease obligation, payable in monthly installments of
    $19,000 through 1997, including interest imputed at 7.5%                             $            92,000

Promissory note, guaranteed by HSI, payable in monthly installments
    of $3,000, including interest at 11% through 1998                                                 52,000
                                                                                         --------------------
                                                                                                     144,000
Less current portion                                                                                 128,000
                                                                                         --------------------

Long term debt                                                                           $            16,000
                                                                                         ====================

Maturities of long-term debt are 1998 $128,000 and 1999 $16,000.

NOTE 7.   PROVISION FOR INCOME TAXES

The 1997 provision for income taxes consists of state taxes  currently  payable.
Deferred income tax assets provided for in the accompanying balance sheet at May
31, 1997, consist of the following:
--------------------------------------------------------------------------------------------------------------
Depreciation                                                                             $         242,000
Net operating loss carryforwards                                                                 2,220,000
                                                                                        ----------------------

         TOTAL DEFERRED INCOME TAX ASSETS                                                        2,462,000

Valuation allowance                                                                             (2,462,000)
                                                                                         ---------------------

         NET DEFERRED INCOME TAXES                                                       $            -
                                                                                         =====================

Management determined that deferred tax assets should be fully reserved due to uncertainties as to their ultimate realization. The realization of these assets is dependent upon the Company generating sufficient taxable income within the carryforward period.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.   PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of expected tax expense to the amount computed by applying the federal statutory income tax rates to income (losses) before income taxes is as follows:

                                                                                   1997                 1996
------------------------------------------------------------------------------------------------------------------
     Federal income tax (credits) computed at the statutory rate           $        357,000            (466,000)

     State taxes, less federal benefit                                               62,000                 -

     Purchase adjustments related to acquisition                                        -              (479,000)

     Change in valuation allowance                                                 (408,000)            945,000
                                                                          -----------------------------------------

                                                                           $         11,000               $ -
                                                                          =========================================

As of May 31, 1997, the Company had federal net operating loss carryforwards of approximately $6,000,000, which expire $2,830,000 in 2009 and $3,170,000 in
2011. The Company also has state net operating loss carryforwards of approximately $2,940,000 which expire $1,350,000 in 2009 and $1,590,000 in 2011.


NOTE 8.   EMPLOYMENT BENEFIT PLANS

The Company has a contributory profit sharing plan under Section 401(k) of the Internal Revenue Code that covers all full-time employees. There were no Company contributions made to the Plan during the years ended May 31, 1997 and 1996.

In conjunction with the stock acquisition by Hi-Shear Technology Acquisition Corp. in June 1993, substantially all of the pension assets and liabilities were retained by Hi-Shear Industries, Inc. with the Company assuming the pension liability for three active employees. The pension expense under this arrangement amounted to $18,000 for years 1997 and 1996. The accompanying balance sheet at May 31, 1997, includes a $147,000 accrued pension liability which is the projected benefit obligation for the covered employees.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.   COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2000. The primary facility lease is guaranteed by HSI. Rental expense under operating leases for the years ended May 31, 1997 and 1996, approximated $606,000 and $631,000, respectively.


Minimum annual rentals under all noncancelable operating leases are as follows:

-------------------------------------------------------------------------------------------------------------------
     1998                                                                                        $         625,000

     1999                                                                                                  667,000

     2000                                                                                                  282,000
                                                                                                --------------------

                                                                                                 $       1,574,000
                                                                                                ====================

The Company's two principal officers and stockholders have employment agreements covering a period of five years expiring on June 1, 1998. Aggregate minimum annual payments under these agreements was $455,000 for fiscal years 1997 and 1996.

The Company is currently a party to disputes which involve or may involve litigation. It is the opinion of Company's management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial statements.


NOTE 10.   STOCKHOLDERS' EQUITY

Upon completion of the initial public offering of common stock in March 1994, the Company sold warrants to purchase 150,000 additional shares to its underwriters for $100. These warrants have an exercise price of $8.25 per share, subject to adjustment in accordance with the terms of the warrant agreement. During 1997, no warrants were exercised. During 1996, 76,500 warrants were exercised. The remaining warrants, covering 73,500 shares, expire on March 31, 1999.

STOCK OPTION PLAN:

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees under the Plan. Under the Plan, options are granted and vested as determined by management.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.   STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the two fixed plans and changes during the year ended on those dates is as follows:


                                                         1996                                 1997
                                           ---------------------------------    ---------------------------------
                                                                 Weighted-                           Weighted-
                                                                  Average                             Average
                                                                 Exercise                            Exercise
               Fixed Options                   Shares              Price          Shares               Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                 171,000    $           6.85        249,000    $            6.85
     Granted                                     122,000                6.16         54,000                 5.44
     Exercised                                   (24,000)               4.89         (8,000)                3.24
     Forfeited                                   (20,000)               5.00        (53,000)               10.08
                                            ---------------------------------------------------------------------

Outstanding at end of year                       249,000    $           6.85        242,000    $            5.95
                                            =====================================================================

Exercisable at end of year                       108,000    $           8.27        127,000    $            6.03

Weighted-average fair value per
     option granted during the year                $3.87                              $4.54


A further summary about fixed options outstanding at May 31, 1997, is as follows:

                                        Options Outstanding                            Options Exercisable
                          -------------------------------------------------    ------------------------------------
                                            Weighted-
                                             Average           Weighted-                              Weighted-
                                            Remaining           Average                                Average
        Range of              Number       Contractual          Exercise           Number              Exercise
     Exercise Price        Outstanding         Life              Price           Exercisable            Price
------------------------------------------------------------------------------------------------------------------
$5.00 to $6.50                   213,000     8 years      $           5.76             116,000    $          5.66
$8.50 to $10.50                   11,000     8 years                  9.95              11,000               9.95
                          ---------------                                      ----------------

                                 242,000                  $           5.95             127,000    $          6.03
                          ===============                                      ================


HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.   STOCKHOLDERS' EQUITY (CONTINUED)

Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income (loss) and earnings (loss) per common share would have been reduced to the proforma amounts shown below:


                                                                                      1996                  1997
---------------------------------------------------------------------------------------------------------------------
     Net income (loss)
         As reported                                                        $      (1,333,000)            1,021,000
         Pro forma                                                                 (1,375,000)              886,000

     Net income (loss) per common and
         common equivalent share
         As reported                                                                    (0.20)                 0.15
         Pro forma                                                                      (0.21)                 0.13

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1997, respectively: no dividend rate for all years; price volatility of 69% in 1996 and 70% in 1997, risk-free interest rates of approximately 5.9% in 1996 and 6.8% in 1997; and expected lives of ten years.


NOTE 11.   EXIT OF A BUSINESS ACTIVITY

During May 1996, management approved a plan to exit the HEFU/PSA business. The HEFU/PSA line of business is part of the defense and aerospace business segment. The product produced in this line of business initiate ordnance functions and switches on the initial stage of the Titan launch vehicle. Management decided to exist this business line because the technology associated with the product was outdated, was not cost competitive and the future standardization in the industry was not anticipated to include this business line. In addition, the Company had incurred substantial losses in the development and delivery of this business line. The plan's major components are to complete the existing contracts and not accept any future new contracts or add-ons to existing contracts in this specific line of business, unless required under Department of Defense (DOD) regulations. Management determined that existing assets and personnel assigned to this business activity can be utilized in other areas of the Company. All estimated costs to complete the contracts (including incurred and accrued costs at May 31, 1996, totaling approximately $1,060,000 were recorded in 1996 operations, however, as discussed in Note 4, the Company changed the estimated cost to complete the project in 1997.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.   EXIT OF A BUSINESS ACTIVITY (CONTINUED)

The HEFU/PSA line of business was a significant line of business when the Company was acquired from HSI in 1993. Management has allocated the negative goodwill associated with the acquisition to the lines of business that existed at that date. The method used by the Company was based on the relative size of the backlog in 1993. Management believes this method was an appropriate indication of the factors that contributed to their ability to acquire the business for less than the fair value of the net assets. Unamortized negative goodwill of $1,150,000 was allocated to this business activity and was written off in 1996. The remaining negative goodwill of $967,000 will continue to be amortized over the original ten-year period. Revenues from this business activity were approximately $414,000 and $324,000 for fiscal year 1997 and 1996, respectively. Losses on this business activity, prior to the write-off of negative goodwill were, $224,000 and $737,000 (unaudited) for fiscal year 1997 and 1996, respectively.

NOTE 12.   BUSINESS SEGMENT INFORMATION

The Company operates in two primary segments; (i) commercial products and (ii) defense and aerospace. The following table provides information on the Company's commercial products segment. All other activities of the Company are concentrated in the defense and aerospace segment.

                                                                                         1997                1996
---------------------------------------------------------------------------------------------------------------------
 Revenues from unaffiliated customers                                        $        444,000            144,000

 Operating (loss) including research and development                                 (230,000)          (906,000)

 Depreciation and amortization                                                        207,000            250,000

 Additions to equipment                                                                   -              537,000

 Assets                                                                             1,211,000          1,576,000

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1997 and is incorporated herein by reference.

     Mr. Timothy R. Pagano has joined Hi-Shear Technology in July of 1997 as Vice President and General Manager of Aerospace Products replacing Mr. John Wenckus. Mr. Pagano came to Hi-Shear from the Optical Corporation of America (a unit of Corning Glass) where he held the position of Vice President, Operations. He will be responsible for the design, engineering, manufacture, and shipment of the Company's aerospace products. Mr. Pagano has extensive experience in manufacturing, engineering, product assurance, precision machining and the new product development of both commercial and military products.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1997 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1997 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See "Exhibit Index", page 20.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 1997.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HI-SHEAR TECHNOLOGY CORPORATION


Date: August 8, 1997               By:  /s/ George W. Trahan
      --------------                    ------------------------
                                        Executive Vice President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 1997                By:      /s/ Thomas R. Mooney
      --------------                         -----------------------------------
                                            Chairman of the Board and President


                                     By:      /s/ George W. Trahan
                                              ----------------------------------
                                              Director,  Executive Vice
                                              President,  Chief Financial
                                              Officer (Chief Accounting Officer)


                                            By:      /s/ David W. Einsel
                                                     ---------------------------
                                                     Director


                                            By:      /s/ Jack Bunis
                                                     ---------------------------
                                                     Director

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT NUMBER   DESCRIPTIONS                                         NUMBERED

 3.1             Certificate of Incorporation, as amended*

 3.2             Bylaws, as amended**

 4.1             Form of Common Stock***

9.1              Form of Buy/Sell Agreement**

10.1             1993 Stock Option Plan**

 10.2            Employment Agreement with Thomas R. Mooney*

10.3             Employment Agreement with George W. Trahan*

10.4             Torrance Property Lease and HSI Guaranty*

10.5             Saugus Property Lease*

10.6             Southern California Bank Credit Facility

23.1             Consent of Independent Auditors

27.1             Financial Data Schedule



-------------------

* PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.

** PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.

*** PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.