Form 10QSB
period 1997-08-31
HI SHEAR TECHNOLOGY CORP
filed 1997-09-26
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997
                               ---------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number  001-12810
                        ---------


                         HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       22-2535743
         --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        (Identification No.)


        24225 Garnier Street, Torrance, CA  90505-5355
        ----------------------------------------------
        (Address of principal executive offices)

(Issuer's telephone number)   (310) 784-2100
                              --------------

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report. Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No
                                 [X] Yes [ ] No
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
6,636,000 of Common Stock,
$.001 par value as of August 31, 1997.
Transitional  Small Business  Disclosure
Format (Check one):                         [ ] Yes [X] No



                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                    PAGE NO.
                                                                    --------

     PART 1 - FINANCIAL INFORMATION

           Condensed consolidated Balance Sheets ........................... 1
                    August 31, 1997 and May 31, 1997

           Condensed consolidated Statement of Operations .................. 2 three months ended August 31, 1997
                    and August 31, 1996

           Condensed consolidated Statement of Cash Flow  .................. 3 three months ended August 31, 1997
                    and August 31, 1996

           Notes to Financial Statements ................................... 4

     PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ...........  4
              CONDITION AND RESULTS OF OPERATIONS

              SIGNATURES   ................................................. 6


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
 BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------


                                                                             AUGUST 31,                    MAY 31,
                                                                                1997                         1997
                                                                    ------------------------      ----------------------
                                                                            (UNAUDITED)
ASSETS:

Current Assets:
  Cash                                                                 $             58,000         $             19,000
  Accounts Receivable                                                             5,308,000                    6,307,000
  Inventories                                                                     3,112,000                    2,633,000
  Prepaid expenses an other current assets                                           76,000                       50,000
                                                                    ------------------------      ----------------------

                      Total current assets                                        8,554,000                    9,009,000

Equipment, Net                                                                    1,576,000                    1,491,000

Other Assets, net
  Deferred costs                                                                    268,000                      298,000
  Other intangible assets                                                           114,000                      115,000
                                                                    ------------------------      ----------------------

Total                                                                  $         10,512,000         $         10,913,000
                                                                    ========================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable to bank                                                $          2,286,000         $          2,511,000
  Current portion of long-term debt                                                  73,000                      128,000
  Accounts payable                                                                1,520,000                    1,763,000
  Accrued payroll and related costs                                                 448,000                      423,000
  Other accrued liabilities                                                         413,000                      456,000
                                                                    ------------------------      ----------------------

                 Total current liabilities                                        4,740,000                    5,281,000

Long-Term Debt                                                                        8,000                       16,000
                                                                    ------------------------      ----------------------

                    Total liabilities                                             4,748,000                    5,297,000

Excess of Net Assets Acquired Over Purchase Price                                   794,000                      829,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized;  no shares issued
   Common stock,  $.001 par value -  25,000,000  shares
     authorized;  issued and outstanding, 6,636,000 shares
     at  August 31, 1997 ; 6,636,000 shares at May 31, 1997                           7,000                        7,000
   Additional paid-in capital                                                     7,001,000                    7,001,000
   Accumulated deficit                                                           (2,038,000)                  (2,221,000)
                                                                    ------------------------      -----------------------

Total stockholders' equity                                                        4,970,000                    4,787,000
                                                                    ------------------------      -----------------------

TOTAL                                                                  $         10,512,000         $         10,913,000
                                                                    ========================      =======================


See notes to financial statements.


PART I   FINANCIAL INFORMATION

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                              THREE-MONTH PERIOD
                                                                                               ENDED AUGUST 31,
                                                                            -----------------------------------------------
                                                                                     1997                       1996


REVENUES                                                                      $       3,579,000          $       3,276,000

Cost of Revenues                                                                      2,610,000                  2,382,000
                                                                            --------------------       --------------------

GROSS PROFIT                                                                            969,000                    894,000

Selling, General and Administrative Expenses                                            632,000                    598,000
Research and Development Expenses                                                        98,000                     77,000

                                                                            --------------------       --------------------

OPERATING INCOME                                                                        239,000                    219,000

Interest Expense (Income)                                                                54,000                     70,000
                                                                            --------------------       --------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                185,000                    149,000

Provision for Income Taxes                                                                2,000                      2,000
                                                                            --------------------       --------------------

NET INCOME                                                                    $         183,000          $         147,000
                                                                            ====================       ====================


NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                                            $            0.03          $            0.02
                                                                            ====================       ====================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  DURING THE PERIOD                                                                   6,636,000                  6,628,000
                                                                                ================           ================


See notes to financial statements.


HI-SHEAR TECHNOLOGY CORPORATION
 STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              THREE-MONTH PERIOD
                                                                                                ENDED AUGUST 31,
                                                                             ---------------------------------------------
                                                                                         1997                      1996
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net  income                                                                  $        183,000         $         147,000
  Adjustments to reconcile net  income
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                                                       125,000                   112,000
    Amortization of excess of net assets
    acquired over purchase price                                                        (35,000)                  (35,000)
    Changes in assets and liabilities:
      Accounts receivable                                                               999,000                    68,000
      Inventories                                                                      (478,000)                  (41,000)
      Prepaid expenses and other assets                                                 (26,000)                      -
      Accounts payable                                                                 (243,000)                  (14,000)
      Accrued payroll and related costs                                                  25,000                  (153,000)
      Other accrued liabilities                                                         (43,000)                   13,000
                                                                             -------------------      --------------------
            Net cash (used in) provided by
               operating activities                                                     507,000                    97,000
                                                                             -------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES-
  Purchase of equipment                                                                (180,000)                  (38,000)
                                                                             -------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds (payments) on note payable to bank                                          (225,000)                  (25,000)
  Proceeds from stock options exercised                                                    -                       15,000
  Principal payments on long-term debt                                                  (63,000)                  (59,000)
                                                                             -------------------      --------------------
            Net cash provided by
               (used in) financing activities                                          (288,000)                  (69,000)
                                                                             -------------------      --------------------

NET INCREASE (DECREASE) IN CASH                                                          39,000                   (10,000)

CASH, BEGINNING OF PERIOD                                                                19,000                    76,000
                                                                             -------------------      --------------------

CASH, END OF PERIOD                                                            $         58,000         $          66,000
                                                                             ===================      ====================


See notes to financial statements.

NOTES  TO FINANCIAL STATEMENTS (UNAUDITED)

         1.       BASIS OF PRESENTATION

                  Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1997.

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

PART 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Hi-Shear Technology Corporation designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. The Company's aerospace products are used by customers ranging from commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements as a result of certain factors including, the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

         Three Months Ended  August 31, 1997,  compared  with Three Months Ended
         -----------------------------------------------------------------------
         August 31, 1996.
         ----------------

         Revenues for the quarter ending August 31, 1997 were $3,579,000 as compared to $3,276,000 for the same period last year. This represents a 9% increase over the same period last year and was due to an increase in commercial aerospace shipments during the period. The Company's increase in new orders for commercial aerospace products during fiscal year 1997 led to this increase in revenues as orders were completed and shipped during the first quarter.

         Gross profit for the quarter ended August 31, 1997 was $969,000 or 27% of revenues as compared to $894,000 or 27% of revenues for the same period last year. The quarter's selling, general and administrative expenses, although up slightly, were 17.6% of revenues as compared to 18.2% of revenues during the same period last year. Research and development spending for the quarter was up 27% compared to the same period last year and reflect continued new commercial product development efforts. As a result of the foregoing, operating income for the period was $239,000 or 6.7% of revenues comparable to the $219,000 or 6.7% of revenues in the same period last year.

         Interest expenses of $54,000 for the quarter were lower than interest expense during the same period last year due to lower borrowing. Net income for the first quarter was $183,000 or 5.1% of revenues up from the $147,000 or 4.5% of revenues for the same period last year.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company generated $507,000 of cash from operations for the first three months of fiscal 1998 as compared with $97,000 for the first three months of fiscal 1997. This improvement reflects the increased operating profits earned this period, as well as increased collections of its accounts receivable from shipments made in the previous quarter.

         In September 1997, the Company collected the $150,000 receivable under its international license agreement for the manufacture and sale of the LIFESHEAR and LINESHEAR cutting tools and the license agreement remains fully in effect.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HI-SHEAR TECHNOLOGY CORPORATION



Date:    26 September 1997             By:       /s/ Thomas R. Mooney
     -------------------                        -------------------
                                               Thomas R. Mooney
                                               Chairman and President



Date:    26 September 1997             By:      /s/ George W. Trahan
    --------------------                      --------------------
                                              George W. Trahan
                                              Executive Vice President
                                              (Principle Accounting Officer)