Form 10QSB
period 1997-11-30
HI SHEAR TECHNOLOGY CORP
filed 1997-12-17
CIK 918027

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997
                               -----------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number    001-12810
                          ---------

                        Hi-Shear Technology Corporation
------------------------------------------------------------------------------
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
                             --------------

------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report. Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.
[X] Yes  [_] No

                                [X] Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,631,000 of Common Stock, $.001 par value as of November 30, 1997.

Transitional Small Business Disclosure Format (Check one):  [_] Yes  [X] No

------------------------------------------------------------------------------

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX

                                                              Page No.
                                                              --------
Part 1 - Financial Information

          Condensed consolidated balance sheets..............     1
               November 30, 1997 and May 31, 1997

          Condensed consolidated statement of Operations.....     2
               three months and six months ended
               November 30, 1997 and 1996

          Condensed consolidated statement of cash flow......     3
               six months ended November 30, 1997
               and 1996

          Notes to Financial Statements......................     4

Part 2 - Management's Discussion and Analysis of Financial...     4
         Condition and Results of Operations

Signatures...................................................     7

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            November 30,          May 31,
                                                               1997                1997
                                                            -----------        -----------
                                                            (UNAUDITED)
ASSETS:

Current Assets:
 Cash                                                       $   163,000        $    19,000
 Accounts Receivable                                          6,113,000          6,307,000
 Inventories                                                  3,477,000          2,633,000
 Prepaid expenses and other current assets                       79,000             50,000
                                                            -----------        -----------

        Total current assets                                  9,832,000          9,009,000

Equipment, Net                                                2,217,000          1,491,000

Other Assets
 Deferred Costs                                                 238,000            298,000
 Other intangible assets                                        112,000            115,000
                                                            -----------        -----------

Total                                                       $12,399,000        $10,913,000
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                      $ 3,036,000        $ 2,511,000
 Current portion of long-term debt                               34,000            128,000
 Accounts payable                                             2,222,000          1,763,000
 Accrued payroll and related costs                              535,000            423,000
 Other accrued liabilities                                      402,000            456,000
                                                            -----------        -----------

        Total current liabilities                             6,229,000          5,281,000

Long-Term Debt                                                        0             16,000
                                                            -----------        -----------

         Total liabilities                                    6,229,000          5,297,000

Excess of Net Assets Acquired Over Purchase Price               760,000            829,000


Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000 shares
   authorized; no shares issued
 Common stock, $.001 par value - 25,000,000 shares
   authorized; issued and outstanding, 6,658,000 shares
   at Nov. 30, 1997 and 6,636,000 shares at May 31, 1997          7,000              7,000
 Additional paid-in capital                                   7,123,000          7,001,000
 Accumulated deficit                                         (1,720,000)        (2,221,000)
                                                            -----------        -----------

Total stockholders' equity                                    5,410,000          4,787,000
                                                            -----------        -----------

TOTAL                                                       $12,399,000        $10,913,000
                                                            ===========        ===========

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Six-Month period                      Three-Month period
                                                          November 30,                        Ended November 30,
                                                 -------------------------------         -------------------------------
                                                      1997               1996                 1997               1996
Revenues                                         $  7,779,000       $  7,128,000         $  4,200,000       $  3,852,000

Cost of Revenues                                    5,660,000          5,088,000            3,050,000          2,706,000
                                                 ------------       ------------         ------------       ------------

Gross Profit                                        2,119,000          2,040,000            1,150,000          1,146,000

Selling, General and Administrative Expenses        1,303,000          1,275,000              670,000            678,000
Research and Development Expenses                     188,000            205,000               90,000            127,000
                                                 ------------       ------------         ------------       ------------

Operating Income                                      628,000            560,000              390,000            341,000

Interest Expense                                      123,000            143,000               70,000             73,000
                                                 ------------       ------------         ------------       ------------

Income before provision for income taxes              505,000            417,000              320,000            268,000

Provision for Income Taxes                              4,000              5,000                3,000              3,000
                                                 ------------       ------------         ------------       ------------

Net Income                                       $    501,000       $    412,000         $    317,000       $    265,000
                                                 ============       ============         ============       ============

Net Income per Common Share and
 Common Equivalent Share                         $       0.08       $       0.06         $       0.05               0.04
                                                 ============       ============         ============       ============

Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding during the period                      6,645,000          6,630,000            6,654,000          6,631,000
                                                 ============       ============         ============       ============

See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Six-Month period
                                                                  Ended November 30,
                                                           ---------------------------------
                                                               1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $     501,000        $    412,000
 Adjustments to reconcile net income to net cash
  used in provided by operating activities:
  Depreciation and amortization                                  257,000             225,000
  Amortization of excess of net assets
  acquired over purchase price                                   (69,000)            (69,000)
  Changes in assets and liabilities:
   Accounts receivable                                           194,000             532,000
   Inventories                                                  (844,000)           (598,000)
   Prepaid expenses and other assets                             (29,000)            (13,000)
   Accounts payable                                              459,000             718,000
   Accrued payroll and related costs                             112,000             (51,000)
   Other accrued liabilities                                     (54,000)            (29,000)
                                                           -------------        ------------
     Net cash (used in) provided by
     operating activities                                        527,000           1,127,000
                                                           -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of equipment                                          (920,000)           (138,000)
                                                           -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
 Proceeds (payments) on note payable to bank                     525,000             225,000
 Proceeds from stock warrants exercised
 Proceeds from stock options exercised                           122,000              15,000
 Principal payments on long-term debt                           (110,000)           (119,000)
                                                           -------------        ------------
   Net cash provided by
     (used in) financing activities                              537,000             121,000
                                                           -------------        ------------

NET INCREASE (DECREASE) IN CASH                                  144,000           1,110,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                              19,000              76,000
                                                           -------------        ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                             $     163,000        $  1,186,000
                                                           =============        ============

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

     Three Months Ended November 30, 1997, compared with Three Months Ended
     ----------------------------------------------------------------------
     November 30, 1996.
     -----------------

     Revenues for the quarter ending November 30, 1997 were $4,200,000 as compared to $3,852,000 for the same period last year. This represents a 9% increase over the same period last year and was due primarily to an increase in new orders for commercial aerospace products received during fiscal year 1997. Orders received during the second quarter totaled $6,084,000.

     Gross profit for the quarter ending November 30, 1997 was $1,150,000 or 27% of revenues as compared to $1,146,000 or 29% of revenues for the same period last year. The difference in gross margin reflects the product mix shipped during the quarter. Operating income increased 14% for the period to $390,000 as compared to the $341,000 of operating income in the same period last year. The increase in operating income is primarily the result of lower research and development expenses and the Company's control of general and administrative expenses.

     Interest expenses of $70,000 for the quarter were slightly less than last year due to reduced borrowing. Net income for the second quarter was $317,000 up 20% from the $265,000 for the same period last year.

     Airbag Joint Agreement

     During the quarter, the Company announced the signing of a joint venture agreement with Baico Inflator Company covering automotive air bag inflators. The two phased joint venture calls for the companies to first join forces in the final development of a new air bag inflator for the global automotive market, and then to establish a manufacturing operation. BAICO is currently a major manufacturer of air bag inflators and supplies its air bag inflators to automotive manufacturers in North America, Europe and Asia.

     The new inflator, initially developed by Hi-Shear, uses an alternative propellant which is non-toxic and deploys virtually particulate free. In addition, the products of combustion are occupant friendly. The new technology also represents a lower cost approach to inflator design by eliminating the need for certain components common on today's inflators. The new inflator will easily lend itself to the "smart" air bag systems of tomorrow by tailoring the speed and level of the air bag's deployment to the severity of the crash and the position of the occupants as measured by the car's electronics. The parties currently plan to finalize the inflator's design early next year, with manufacturing to start as early as 1999.

     LifeShear Teams with Hurst "Jaws of Life"

     Also, during the quarter the Company signed a distribution agreement with Hale Products the maker of the Hurst "Jaws of Life". Under the agreement, Hale Products will exclusively market and distribute Hi-Shear's LifeShear rescue tool to its customers in the public safety markets in North America, Canada and Japan. Hi-Shear will manufacture LifeShear and its accompanying power units at its Torrance facility for sales in these regions.

     Six Months Ended November 30, 1997, compared with Six Months Ended November
     ---------------------------------------------------------------------------
     30, 1996.
     --------

     For the six months ending November 30, 1997, revenues increased 9% to $7,779,000 as compared to $7,128,000 last year. The increase in revenues is attributable to increased commercial aerospace shipments made during the period.

     Gross profit for the six months was $2,119,000 or 27.2% of revenues as compared to $2,040,000 or 28.6% of revenues in last year's first six months. The difference in gross profit margins primarily reflects the product mix shipped during the period. Continuing tight cost controls of selling, general and administrative expenses minimized the increase in comparable period to period comparisons to $28,000, resulting in period expenses of $1,303,000 for the first six months of fiscal 1998 as compared to $1,275,000 in last year's period. The increase in this year's period revenues consequentially reduced selling, general and administrative expenses to 16.7% of revenues versus 17.9% for the first six months of fiscal 1997. Research and development activities this year were at the same level as last year. Operating income for the first six months of FY1998 rose 12% to $628,000 from $560,000 last year. Interest expense during the six months was reduced from the same period last year due to reduced average borrowings during the first six months of fiscal 1998.

     Statutory income taxes for federal and state purposes on the Company's Income before provision for tax income for both fiscal periods were virtually offset by an net operating loss carry forward for both federal and state purposes. At fiscal year end, the net operating loss carry forward was $6,000,000 for federal income tax purposes and $2,940,000 million for state income tax purposes.

     Resulting net income for the first six months of FY1998 was up 22% to $501,000 or $.08 per share as compared to $412,000 or $.06 per share in last year's comparable period.

     Liquidity and Capital Resources
     -------------------------------

     The net cash flow provided by operating activities basically reflects the net income earned during the first six months of fiscal 1998. Inventories were increased during the period for delivery on existing contracts during the second half of the year. In September the Company renewed its $3,500,000 revolving credit agreement with Southern California Bank for a three year period ending November 1, 2000.

     Precision Machining Center
     ---------------------------

     The Company purchased $920,000 of computer aided manufacturing equipment to increase its in-house machining capability. This automated manufacturing capability will generate significant cost control, schedule and quality improvements. In addition to producing the Company's products, the facility will also be used as a profit center by subcontracting the machining centers capabilities to other companies needing this critical manufacturing resource. As of November 30, 1997, the Precision Machining Center was fully operational.

                                 SIGNATURES
                                 ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Hi-Shear Technology Corporation



Date:  16 December 1997        By:  /s/ Thomas R. Mooney
      ------------------            ------------------------------
                                    Thomas R. Mooney
                                    Chairman and President



Date:  16 December 1997        By:  /s/ George W. Trahan
      ------------------            ------------------------------
                                    George W. Trahan
                                    Executive Vice President
                                    (Principle Accounting Officer)