Form 10QSB
period 1998-02-28
HI SHEAR TECHNOLOGY CORP
filed 1998-04-07
CIK 918027

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998
                               -----------------

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

                                [X] Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,664,000 of Common Stock, $.001 par value as of February 28, 1998.

Transitional Small Business Disclosure Format (Check one):      [_] Yes  [X] No

--------------------------------------------------------------------------------

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------

Part 1 - Financial Information

          Condensed Consolidated Balance Sheets...........................   1
               Third quarter ended February 28, 1998
               and Year-Ended May 31, 1997

          Condensed Consolidated Statement of Operations..................   2
               Third quarter three month period ended February 28, 1998 and February 28, 1997, nine month period ended
               February 28, 1998 and February 28, 1997

          Condensed Consolidated Statement of Cash Flow...................   3
               Nine months ended February 28, 1998
               and nine months ended February 28, 1997

          Notes to Financial Statements...................................   4

Part 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   5

Signatures................................................................   8

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
                                                                            February 28,              May 31,
                                                                                1998                   1997
                                                                            ------------          --------------
                                                                             (UNAUDITED)
ASSETS
Current Assets:
 Cash                                                                       $     53,000          $       19,000
 Accounts Receivable                                                           5,233,000               6,307,000
 Inventories                                                                   4,353,000               2,633,000
 Prepaid expenses and other current assets                                       102,000                  50,000
                                                                            ------------          --------------

         Total current assets                                                  9,741,000               9,009,000

Equipment, Net                                                                 2,317,000               1,491,000

Other Assets
 Deferred Costs                                                                  209,000                 298,000
 Other intangible assets                                                         111,000                 115,000
                                                                            ------------          --------------

Total                                                                       $ 12,378,000          $   10,913,000
                                                                            ============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                                      $  2,386,000          $    2,511,000
 Current portion of long-term debt                                               213,000                 128,000
 Accounts payable                                                              2,093,000               1,763,000
 Accrued payroll and related costs                                               362,000                 423,000
 Other accrued liabilities                                                       397,000                 456,000
                                                                            ------------          --------------

         Total current liabilities                                             5,451,000               5,281,000

Long-Term Debt                                                                   516,000                  16,000
                                                                            ------------          --------------

Total liabilities                                                              5,967,000               5,297,000

Excess of Net Assets Acquired Over Purchase Price                                725,000                 829,000

Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000 shares
 authorized; no shares issued
 Common stock, $.001 par value - 25,000,000 shares
 authorized; issued and outstanding, 6,664,000 shares at
 Feb. 28, 1998 and 6,636,000 shares at May 31, 1997                                7,000                   7,000
 Additional paid-in capital                                                    7,159,000               7,001,000
 Accumulated deficit                                                          (1,480,000)             (2,221,000)
                                                                            ------------          --------------

         Total stockholders' equity                                            5,686,000               4,787,000
                                                                            ------------          --------------

TOTAL                                                                       $ 12,378,000          $   10,913,000
                                                                            ============          ==============

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Nine-Month Period            Three-Month Period
                                                   Ended February 28,           Ended February 28,
                                               --------------------------    ------------------------
                                                  1998           1997           1998          1997
Revenues                                       $11,128,000    $10,785,000    $3,348,000    $3,656,000

Cost of Revenues                                 7,982,000      7,847,000     2,322,000     2,758,000
                                               -----------    -----------    ----------    ----------

Gross Profit                                     3,146,000      2,938,000     1,026,000       898,000

Selling, General and Administrative Expenses     1,926,000      1,845,000       623,000       570,000
Research and Development Expenses                  287,000        268,000        99,000        63,000
                                               -----------    -----------    ----------    ----------

Operating Income                                   933,000        825,000       304,000       265,000

Interest Expense                                   187,000        208,000        63,000        65,000
                                               -----------    -----------    ----------    ----------

Income before provision for income taxes           746,000        617,000       241,000       200,000

Provision for Income Taxes                           6,000          6,000         2,000
                                               -----------    -----------    ----------    ----------

Net Income                                     $   740,000    $   611,000    $  239,000    $  200,000
                                               ===========    ===========    ==========    ==========

Net Income per Common Share and
 Net Income per Common Share
 assuming dilution                             $      0.11    $      0.09    $     0.04    $     0.03
                                               ===========    ===========    ==========    ==========

See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Nine-Month period
                                                           Ended February 28,
                                                       ------------------------
                                                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $   740,000    $ 611,000
 Adjustments to reconcile net income
  to net cash used in, provided by
  operating activities:
  Depreciation and amortization                            355,000      341,000
  Amortization of excess of net assets
   acquired over purchase price                           (104,000)    (104,000)
  Changes in assets and liabilities:
   Accounts receivable                                   1,074,000      684,000
   Inventories                                          (1,719,000)    (967,000)
   Prepaid expenses and other assets                       (52,000)     (14,000)
   Accounts payable                                        330,000      604,000
   Accrued payroll and related costs                       (61,000)    (162,000)
   Other accrued liabilities                               (59,000)     (28,000)
                                                       -----------    ---------
     Net cash (used in) provided by
      operating activities                                 504,000      965,000
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                  (1,088,000)    (440,000)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on note payable to bank              (125,000)    (350,000)
 Proceeds from long-term debt                              750,000            0
 Proceeds from stock options exercised                     159,000       15,000
 Principal payments on long-term debt                     (166,000)    (179,000)
                                                       -----------    ---------
     Net cash provided by (used in)
      financing activities                                 618,000     (514,000)
                                                       -----------    ---------

NET INCREASE (DECREASE) IN CASH                             34,000       11,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              19,000       76,000
                                                       -----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    53,000    $  87,000
                                                       ===========    =========

See notes to the financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


     1.   Basis of Presentation

          Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1997.

          The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

     2.   Earnings per Share

          The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                      Nine-Month Period         Three-Month Period
                                      Ended February 28,        Ended February 28,
                                   -----------------------    -----------------------
                                      1998         1997          1998         1997

Net Income                         $  740,000   $  611,000    $  239,000   $  200,000
                                   ==========   ==========    ==========   ==========

Weighted Average Number of Common
 Outstanding during the period      6,651,000    6,630,044     6,663,000    6,631,000
                                   ----------   ----------    ----------   ----------

Effect of Dilutive Securities
 Options                               44,038       12,733        40,307       13,050
                                   ----------   ----------    ----------   ----------

Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS          6,695,038    6,642,777     6,703,307    6,644,050
                                   ==========   ==========    ==========   ==========

Options on 17,000 shares of common stock and 73,500 warrants on common stock were not included in computing diluted EPS for the nine-month period and the three-month period ended February 28, 1998 because their effects were antidilutive. Options on 122,500 shares of common stock and 73,500 warrants on common stock were not included in computing diluted EPS for the nine-month period and the three-month period ended February 28, 1997 because their effects were antidilutive.

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

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business. Actual results may differ from those anticipated in these forward-looking statements as a result of certain factors including, the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.


     Three Months Ended February 28, 1998, compared with Three Months Ended
     ----------------------------------------------------------------------
     February 28, 1997.
     -----------------

     Revenues for the quarter ending February 28, 1998 were $3,348,000 as compared to $3,656,000 for the same period last year. This slight decrease over the same period last year was due primarily to customer changed purchase order delivery schedules to a later quarter. Gross profit for the quarter ending February 28, 1998 was $1,026,000 or 31% of revenues as compared to $898,000 or 25% of revenues for the same period last year. The increase in gross profitability resulted from the product mix experienced during the quarter.

     Selling, general and administrative expenses were $623,000 for the quarter compared to the $570,000 incurred during the same period last year. Additional expenses for increased marketing and proposal efforts were spent during the period.

     Operating income increased 15% for the period to $304,000 as compared to the $265,000 of operating income in the same period last year.

     Net income for the third quarter was $239,000 up 19% from the $200,000 for the same period last year.


     Automobile Air Bag Inflator
     ---------------------------

     During the quarter, the Company was awarded a patent for its automobile air bag inflator technology by the United States Patent and Trademark Office. This automobile air bag inflator technology with its lower projected cost, offers the automobile industry a high performance, non-toxic, low cost alternative to current air bag inflator systems.

     Nine Months Ended February 28, 1998, compared with Nine Months Ended
     --------------------------------------------------------------------
     February 28, 1997.
     -----------------

     For the nine months ending February 28, 1998, revenues were $11,128,000 as compared to $10,785,000 last year. The increase in revenues is attributable to the increased bookings in the previous fiscal year.

     Gross profit for the nine months was $3,146,000 or 28% of revenues as compared to $2,938,000 or 27% of revenues in last year's first nine months. The increase in gross profit margins primarily reflects the product mix shipped during the nine months. Selling, general and administrative expenses were $1,926,000 or 17% of revenues for the first nine months of fiscal 1998 as compared to $1,845,000 or 17% of revenues in last year's period. Additional expenses for increased marketing and proposal efforts were incurred during the period. Research and development activities for the nine-month period amounted to $287,000 and reflect the same level of activity as the $268,000 spent for the same period last year.

     Operating income for the first nine months of fiscal 1998 was $933,000 up 13% as compared to $825,000 for the same period last year. Interest expense of $187,000 during the first nine months is slightly lower than the $208,000 incurred last year, and reflects less average borrowing.

     Statutory income taxes for federal and state purposes on the Company's Income before provision for tax income for both fiscal periods were virtually offset by an net operating loss carry forward for both federal and state purposes. At last fiscal year end, the net operating loss carry forward was $6,000,000 for federal income tax purposes and $2,940,000 for state income tax purposes.

     Net income for the first nine months was $740,000 up 21% as compared to $611,000 for last year's comparable period.


     Liquidity and Capital Resources
     -------------------------------

     The net cash flow of $503,000 provided by operating activities basically reflects the net income earned during the first six months of fiscal 1998 offset by the Company's working capital needs during the period. Inventories were increased during the quarter in preparation for delivery commitments on existing contracts during the fourth quarter of the year.

     During the first nine months of the fiscal year, the Company invested $1,088,000 in capital equipment related primarily to its Precision Machining Center. To fund these investments the Company used its cash provided by operations and also entered into a long-term leasing arrangement with its commercial bank to finance $750,000 of this new capital equipment. The Company also continues to maintain a $3.5 million line of credit with its bank and pays market interest on the outstanding balance. As of February 28, 1998, there is $2,386,000 outstanding on this line of credit.

     The Company believes that its net working capital of $4.3 million and its lines of credit will be sufficient for its operations for the foreseeable future. Although there are no assurances, the Company believes that any capital required for commercial high volume inflator production or other commercial investments, could be met through either additional debt or equity financing.

     Precision Machining Center
     ---------------------------

     The Company purchased computer aided manufacturing equipment to increase its in-house machining capability and generate significant cost control, schedule and quality improvements. In addition to producing the Company's products, the facility will also be used as a profit center by subcontracting the machining centers capabilities to other companies needing this critical manufacturing resource.

     At the end of the quarter, operations in the Precision Machining Center were increased to a two-shift basis. Over 90% of all Hi-Shear machined components are now made in this machining center. This accomplishment has been met nine months ahead of the Company's objective. In addition to this internal work, orders are now being solicited for outside contracts.

                                 SIGNATURES
                                 ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Hi-Shear Technology Corporation



Date:   6 April 1998          By:  /s/ Thomas R. Mooney
        ------------               --------------------
                                     Thomas R. Mooney
                                  Chairman and President



Date:   6 April 1998          By:   /s/ George W. Trahan
        ------------                --------------------
                                      George W. Trahan
                                   Executive Vice President
                                (Principle Accounting Officer)