Form 10KSB40
period 1998-05-31
HI SHEAR TECHNOLOGY CORP
filed 1998-08-12
CIK 918027

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended May 31,1998    Commission File Number:  001-12810

                        HI-SHEAR TECHNOLOGY CORPORATION
                 (Name of Small Business Issuer in its Charter)

                Delaware                                   22-2535743
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    24225 Garnier Street, Torrance, CA                     90505-5355
  (Address of principal executive offices)                 (Zip Code)

        Issuer's Telephone Number:                      (310) 784-2100

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ 17,641,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $13,248,150 as of July 13, 1998, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,668,000 shares of the Registrants Common Stock issued and outstanding as of May 29, 1998.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 1998.

================================================================================

                        Hi-Shear Technology Corporation
                                  Form 10-KSB

                               Table of Contents

                                                                                 Page
                                                                                 ----
PART I.

     Item 1        Business...................................................    1

     Item 2        Properties.................................................    6

     Item 3        Legal Proceedings..........................................    6

     Item 4        Submission of Matter to Vote of Security Holders...........    6


PART II.

     Item 5        Market for Common Equity and Related Stockholder Matters...    7

     Item 6        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................    7

     Item 7        Financial Statements.......................................   10

     Item 8        Changes In and Disagreements With Accountants and
                   Financial Disclosure.......................................   10

PART III.

     Item 9        Directors, Executive Offices and Key Employees.............   11

     Item 10       Executive Compensation.....................................   11

     Item 11       Security Ownership of Certain Beneficial Owners
                   and Management.............................................   11

     Item 12       Certain Relationships and Related Transactions.............   11

PART IV.

     Item 13       Exhibits and Reports on Form 8-K...........................   11

Signatures         ...........................................................   12

Exhibit Index      ...........................................................   13

Index to Financial Statements.................................................   15

                                     PART I

Item 1.  Business

General Overview

     Hi-Shear Technology Corporation (the "Company") designs and manufactures highly reliable electronic and pyrotechnic-separation products for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business use the Company's aerospace products. The Company has introduced two commercial products, the LifeShear rescue cutter, and the LineShear cable cutter. In addition the Company is developing a low-cost environmentally safe air bag inflator technology for use in automobile air bag safety systems.

     The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

Aerospace Products

     The Company's aerospace products were introduced originally for the U.S. space program, and included power cartridges and separation devices designed to meet the need for high performance fail-safe devices with the strength to fasten and hold together two structures under rigorous conditions and then provide quick release upon command. As the Company's separation devices and power cartridges evolved, the Company designed supporting electronic systems to sequentially fire the separation devices according to pre-programmed parameters. These electronic devices became additional products for use in fighter aircraft ejection seat systems and other applications. Aerospace products are separated into several product categories as follows:

     Timing Dependent Separation Devices. Satellites, missiles, and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. The Company's separation devices are gas-activated mechanical devices and systems utilized for satellites, missiles and other space vehicles. These mechanical devices include separation nuts, separation bolts, thrusters, power cartridges, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical force required for rapid separation of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks and other jettison equipment. For example, the Company supplies NASA with the separation bolts that are used to fasten and then release the solid rocket boosters from the Space Shuttle during its launch. Also, the Company's products are used in many satellites for deployment of solar arrays and antenna booms and other devices. The Company maintains an active development program for new designs, including subdued shock deployment systems for the increasingly lighter commercial satellites used in communications and other commercial applications.

     Power Cartridges/Initiators. The Company has manufactured power cartridges/initiators, including supplying NASA's standard initiator for many years. A power cartridge/initiator creates high-energy output by igniting fuel in a controlled chamber. The power cartridges are hermetically sealed electro-explosive devices characterized by their compactness, lightweight, environment and corrosive resistance and ultra high reliability. The power cartridge's high-pressure combustion energy is used to open satellite doors and deploy solar panels. It operates the thrusters, wing/fin actuators, cutters and pin pullers found in commercial satellites, launch vehicles, and missiles where motion and force are required for operating rotating missile fins, and defense system deployments.

     Laser Ordnance and Initiation Systems. The Company is a leader in the research and development of laser ordnance and initiation systems. The Company began its laser research and development in 1988 and has continued to evolve and enhance laser firing units ever since. The U.S. Army has been conducting field tests and program improvements on Company-developed laser firing units since 1993. Success in the Army field tests were the basis for establishment of a Company laser firing system for all ground operations in the X-33 program.

     Electronic Sequencers. The Company remains the main supplier of sequencers for the Douglas ACES II crew ejection seat now placed in many of the U.S. Air Force's fighter aircraft, including the A-10, B-2, F-15 and F-16. The Company originally developed the Analog Recovery Sequencer ("Analog") which electronically triggers various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished.

     Electronic Safe, Arm Fuze. The Company supplies safe, arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is nearing completion of the engineering development phase, and is entering the low rate initial production (LRIP) and full-scale production phases. The Company employs a proprietary initiator that when removed permits full testing of the system without damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years making it among the longest in the industry.

Commercial Products

     Commercial Cutters. The Company's LifeShear cutters provide for fast, safe, and reliable use as a rescue tool used in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LifeShear cutter's light weight, mobility, ease of use, and inexpensive design will quickly cut through metal car posts, roofs, and a variety of construction material in order that a victim can readily be extracted from a life threatening situation. The LifeShear cutter utilizes the Company's proprietary power cartridges that eliminate the need for cumbersome hydraulic and electrical connections, and compliments the Company's aerospace power cartridges.

     The Company signed a distribution agreement with Hale Products, a subsidiary of IDEX Corporation. Under this agreement, Hale Products will exclusively market and distribute the LifeShear cutter to the public safety markets in North America, Canada and Japan. The Company will manufacture the LifeShear and its accompanying power cartridges for sales in these regions.

     The Company's European licensee is manufacturing and selling LifeShear in their assigned territory.

     The LineShear cutter shares many of the same components as the rescue tool and was designed to supply utility, construction, refinery, and service firms with an industrialized tool for high volume cutting of large cables, wires, hoses, and reinforcement material. The unique design and high tensile strength cutting blade permits an object to be severed while retaining its original shape after the cut. This is of great benefit to field crews working to splice or connect cables. Concentration of marketing efforts will be to utility companies and refineries, located in the Western region of the United States. The

Company has plans to expand the marketing of these tools through the remainder of the U.S. and overseas during the next several years.

     Automotive Air Bag Inflators. The Company has identified the automotive air bag market as a major, fast growing market in which management believes its technology, if developed, marketed and manufactured in conjunction with an experienced air bag manufacturer, can gain market share. In the U.S. market, all trucks and cars are required to have both driver and passenger air bags. In addition, many vehicles worldwide are outfitted with side air bags and other air bag applications. Forecasters suggest that the worldwide air bag market by early 2000's automotive model years could exceed 83 million air bag units, up from 48.7 million for model year 1996. Europe and Asia, where presently only 50% of the cars produced have air bags, are major markets for air bags as well. Concurrent with this rise in unit volume has been a significant decrease in unit price for air bag components (sensor, inflator, initiator and bag) and hence, a decrease in the overall air bag prices. This reduction in unit price can enable a low cost inflator technology to capture additional volume through increased market share as compared to inflator designs that cannot be manufactured for less cost.

     The Company's air bag technology was first announced in November 1994 after the Company made the first of its patent filings. The patent claims generally relate to its propellant technology, which the Company developed in its work in the U.S. space program. When the technology is applied to an automotive inflator application, the fuel produces a gas that inflates the air bag on a measurable, rapid time basis. The fuel and the gas produced are benign and environmentally safe in contrast to the toxic gases and materials used in existing air bag systems.

     During the third quarter of fiscal 1998, the Company was awarded a patent for its automobile air bag inflator technology by the United States Patent and Trademark Office. This automobile air bag inflator technology with its lower projected cost, offers the automobile industry a high performance, non-toxic, low cost alternative to current air bag inflator systems.

     To facilitate the final high volume manufacturing design and to market this low cost air bag inflator for use in air bag safety systems, the Company formed an alliance with a major air bag manufacturer. The two part alliance calls for the two companies to first join forces in the final development of a new air bag inflator for the global automotive market, and then to establish a manufacturing operation. This partner was selected based on their manufacturing, expertise and marketing capabilities that will be used to strategically exploit the benefits of this technology in the marketplace.

     The inflator technology to be used in the alliance is absolutely clean and particulate free and does not require many of the costly parts and fuels typically used on traditional solid propellant systems. This low cost inflator technology can be used in the smartest deployment systems designed to improve safety by adjusting bag deployment based on the severity of the accident and the size and position of the occupants. Hi-Shear's technology particularly suits these smart systems in that it can produce a range of faster and slower, harder and softer bag deployments economically on command. These inflator designs will bring about dramatic reductions in cost and significant improvements in performance compared with current inflator technology. These attributes will enable the Company and its strategic partner to exploit this unique technology in the form of superior air bag inflator products at a competitive price.

Customers and Contracts

     Most of the Company's products are generally used in major commercial satellite ventures, launch vehicles, the Space Shuttle or military satellites and missiles, and therefore its customers tend to be large aerospace prime or subcontractors. Lockheed Martin (26%) and Hughes Space & Communications Co. (11%) accounted for 37% of the Company's revenues. Lockheed Martin now comprises what were formerly over twelve customers through its merger and acquisition activities over the last several years. Lockheed Martin consists of units formerly known as General Dynamics Space Systems, Sanders, General Electric Aerospace, Goodyear Aerospace, Ford Aerospace, Xerox Aerospace and Defense, LTV Missile Systems, Unisys Defense, and Loral. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 21% of revenue in fiscal year 1998. In fiscal year 1999, contract awards and contract competition phases will continue to vary and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

     In fiscal year 1998 most of the Company's contracts were on a fixed price contract basis. In addition, the Company has received a cost plus fixed fee contract for innovative research activities from the U.S. Army. Under its fixed price contracts, the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. Also, Company contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years. When the Company participates as a subcontractor, and although the prime contractors are typically large aerospace companies, it is subject to the failure or inability of the prime contractor to perform its prime contract.

Backlog

     The Company's book-to-ship cycle is typical of the long lead times required for highly engineered, custom manufactured, aerospace products. Typically, the final negotiation of the detailed contract requirements together with the procurement of long lead-time materials, manufacturing processes and testing, takes between 6 and 12 months or more to accomplish.

     Total requirements included in contracts undertaken by the Company may contain options which extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects included in the Company's backlog.
Although backlog represents business which is considered to be firm, there can be no assurance that cancellations, changes in quantities, funding changes, or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

     To compete in the aerospace contracts market, companies must typically be involved in the development stage of the product. The research and development for "qualifying" the product pursuant to customer plans and specifications is a costly and time-consuming process. Each of the Company's aerospace products is thoroughly tested individually, as well as tested in conjunction with the end product into which it is incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of its products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors.

     As an independent corporation, the Company currently qualifies as a small business entity for the purposes of dealing with U.S. Government contracts or programs.

Manufacturing and Production

     Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge in the power cartridge. Production of the electromechanical devices involves machining components in the Company's Precision Machining Center (PMC), the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. The Company has been safely handling and processing these fuels and oxidizers for over thirty years.

Intellectual Property

     The policy of the Company is to apply for patents and other appropriate statutory protection when it develops new or improved technology. The Company has been awarded over 40 U.S. patents as well as numerous trademark and copyrights. The Company also relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights. The Company also has several existing patents related to certain technologies developed as a result of contracts with or for the U.S. Government. These patents, issued as a result of contracts with or for the U.S. Government, share the rights to these patents with the U.S. Government.

     The Company requires all employees to assign to the Company any intellectual property developed by the employee during the course and scope of the employment, and to agree to preserve as confidential all information pertaining to the Company's business obtained by the employee as a result of employment with the Company.

Employees

     As of May 31, 1998 the Company had 136 employees of which 120 are full-time employees, the majority of whom are engineers and technicians. The Company's success depends on its ability to attract and retain highly qualified personnel. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities. The Company has never suffered a work stoppage and considers its relations with its employees to be excellent.

Item 2.  Properties

     The Company's executive offices are located in Torrance, California, in a leased 75,000 square foot building organized for electronic and pyrotechnic manufacturing and assembly operations. Approximately 25,000 square feet are devoted to administrative offices, engineering design activities and a prototyping facility.

     The Company also leases a 16-acre facility in Saugus, California, which is used to store large amounts of base mixes. The main building on the facility is an 8,000 square foot manufacturing and assembly area that includes a 2,500 square foot blending and loading area. The Company has an option to purchase the property for $1,080,000 through May 31, 1998 which increases 4% until May 31, 1999.

     The Company believes that its current facilities in Torrance and Saugus will adequately support its operations for the foreseeable future. Management believes that each of the properties is adequately covered by insurance.

Item 3.  Legal Proceedings

     The Company is currently a party to several disputes that may result in litigation. After consulting with counsel, it is the opinion of management that ultimate liability, if any, with respect to these disputes, will not be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    PART II



Item 5.  Market for Common Equity and Related Stockholder Matters

   The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                   High           Low
                                                 --------       --------
Fiscal Year 1998 ending May 31, 1998

          4th Quarter                              9-5/16         7-3/4
          3rd Quarter                              8-1/2          5-3/4
          2nd Quarter                              9-5/8          7-3/8
          1st Quarter                              6-1/2          4-7/8

Fiscal Year 1997 ending May 31, 1997

          4th Quarter                              7              5
          3rd Quarter                              7-1/2          5-1/4
          2nd Quarter                              6-3/4          5
          1st Quarter                              7-1/2          4-3/8

     The Company has never paid a cash dividend and the payment of any cash dividends in the future are subject to the terms of the Company's credit facility (see Note 6, Financial Statements). Dividends will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

     The number of holders of record of the Company's Common Stock was approximately 275 and the number of beneficial shareholders was approximately 1,500 as of May 31, 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These include the acceptance of its new aerospace and commercial products, the acceptance and pricing of its commercial products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

Results of Operations

Fiscal Year Ended May 31, 1998 compared with Fiscal Year Ended May 31, 1997

     Revenues were up 4% to $17.6 million in 1998 compared to the $16.9 million in 1997. This increase in revenues was achieved in aerospace products and primarily represents shipments of satellite and launch vehicle components that were shipped according to detailed customer requirements within the fiscal period. Because of the specific delivery requirements of these customers, the revenue during the fiscal period only partially reflects the growth the Company realized in the commercial satellite and launch vehicle market.

     A total of $23.1 million in new business was received during the year, which represents a 15% increase over the prior year. This new business consists of both long and short term customer requirements and reflects the growing customer demand in the aerospace market. This years new business compares favorably to the $20.1 million booked in 1997 and the $13.2 million in 1996, an average annual growth rate of 32% in new business over the three year period.

     Significant changes have been occurring in the aerospace industry. Many well known satellite and launch vehicle companies have been purchased and consolidated into what has become a small group of major aerospace firms. Lockheed Martin now comprises what were formerly over twelve Hi-Shear customers through its merger and acquisition activities. Lockheed Martin consists of units formerly known as General Dynamics Space Systems, Sanders, General Electric Aerospace, Goodyear Aerospace, Ford Aerospace, LTV Missile Systems, Xerox Aerospace and Defense, Unisys Defense and Loral. At the same time the aerospace industry is also undergoing a structural change in its ordering practices for satellite and launch vehicle components. The trend is to convert from defense style contracting to longer-term commercial style buying agreements. Many benefits will result from this industry change in buying practices. Shorter lead-times for the delivery of components, lower costs and improved profitability will be gained for all the parties involved. This change has resulted in a select number of satellite system and subsystem manufacturers such as Hi-Shear being identified as strategic suppliers who will work as partners with the major aerospace firms in the early planning stages of satellite and launch vehicle design.

     During fiscal year 1998, Hi-Shear developed key partnership agreements with our largest customers who lead the satellite and launch industry. Orders resulting from these new supplier partnerships were not reflected in the volume of shipments posted during fiscal 1998 but will be reflected in fiscal 1999 and beyond. The new business achieved in 1998 together with the new customer partnerships developed by the Company will result in continued growth in our aerospace product line over the next several years. The broadcast industry and other commercial uses of satellite technology will fundamentally drive this growth.

     Gross profits increased during the year to $5.9 million averaging 34% of revenues as compared to $4.4 million or 26% of revenues in fiscal year 1997. During 1998 Hi-Shear began machining its own parts in its new Precision Machining Center to assure quality while reducing cost. The growth in both gross profitability and the percentage of gross profitability during fiscal 1998 resulted from improved manufacturing productivity and increased product value added by successfully integrating the Precision Machining Center into the Company's operations.

     Selling, General and Administrative expenses, totaled $2.7 million in fiscal year 1998, compared to $2.4 million in fiscal year 1997. The expense increase was incurred in the sales area. Marketing and the preparation of new product proposals activities were increased to develop the strategic partnership and new product business that is key to the continued growth in the aerospace segment.

     Research and Development expenses were $0.8 million for fiscal year 1998 as compared to $0.5 million in fiscal year 1997. The amount invested in fiscal year 1998 was increased to provide adequate funding for the Company's initiatives in the areas of laser firing devices, advanced detonators, additional commercial cutter developments and continued support of the air bag inflator joint venture activities.

     The Company had income from continuing operations of $2.4 million or 13% of revenue, before the costs of exiting from the HEFU/PSA line of business. This is a 60% increase from the operating profit of $1.5 million or 9% of revenues earned in fiscal year 1997. This increase resulted from improved productivity, and more product value added as the result of successfully integrating the Precision Machining Center into the Company's operations.

     During the year the Company substantially completed its exit from the HEFU/PSA line of business. In May 1996 management approved a plan to exit from this line of business because the technology associated with the product was outdated, not cost competitive, and the future standardization in the industry wasn't anticipated to include this business line. In addition, the Company had historically incurred losses in the development and delivery of these products. Costs of $772,000 and $224,000 were incurred during the fiscal year 1998 and 1997 to fully exit this line of business. Management determined that it was in the best interest of the Company to complete this contract in a manner which provided the highest level of customer satisfaction to its customer, Alliant Techsystems, and to Lockheed Martin its prime contractor. Existing assets and personnel associated with this business effort have been successfully reassigned to other areas of the Company.

     Interest expense for the fiscal year was $257,000, a reduction from the $271,000 incurred in 1997. An improved collection cycle and operating efficiencies resulted in lower average borrowings required to be financed during the period.

     The Company's fiscal year 1998 provision for income tax credit amounted to $530,000 compared to a tax expense of $11,000 for fiscal year 1997. During 1998, management determined that it was more likely than not that a portion of the deferred tax asset would be realized. Management recognized a portion of the deferred tax asset approximating the amount expected to be realized on a current basis. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     In the fourth quarter of fiscal year 1998, the Company changed its method of accounting for the costs of start-up activities in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which was issued on April 3, 1998. The unamortized balance of these start-up costs of approximately $298,000 has been charged to income in 1998.

     The Company had a net income of $1.6 million for fiscal year 1998 which represented $.24 per share up from the net income of $1.0 million or $.15 per share earned in fiscal year 1997.

Liquidity and Capital Resources

     Net cash of $1.7 million was provided by operations during fiscal year 1998 compared to the $0.9 million provided by operations for fiscal year 1997. This cash flow improvement resulted primarily from the Company's increase in profitability. During the year the Company invested $1.2 million in capital expenditures which were primarily used for machining equipment to create our Precision Machining Center (PMC). This equipment was financed through working capital and a new $0.8 million long-term credit facility. Management expects capital expenditures during fiscal year 1999 to be approximately $1.0 million.

     At year-end the Company had $724,000 in commercial inventory, and $220,000 of tooling dedicated to the LifeShear product line. Management plans to aggressively distribute its commercial products, increase sales and accelerate the inventory turnover rate of these products. The full realization of these plans is strengthened by its domestic distribution agreement and the initiation of the efforts of its European licensee in manufacturing and marketing cutters in Europe.

     The Company's primary source of capital during the year was its positive operating cash flow. The Company also continues to maintain a $3.5 million line of credit with a commercial bank and pays market interest on the outstanding balance. As of May 31, 1998, there is $1.5 million outstanding on this line of credit which reflects a $1.0 million reduction in this debt compared to the $2.5 million which was outstanding at May 31, 1997.

     The Company believes that its working capital of $5.2 million and the continuation of its lines of credit will be sufficient for its operations in the foreseeable future. The Company expects that successful development of its air bag inflator system for commercial high volume production may require additional capital. Although there are no assurances, the Company believes that any capital required for such production could be met through either additional debt or equity financing.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Computer Systems and Year 2000

     The Company currently has a plan to insure that its systems and software infrastructure are Year 2000 compliant. The scheduled implementation of all phases of the plan is December 1998. Given the relatively small size of the Company's systems and the predominately new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its customers' and suppliers' systems are Year 2000 compliant. To the extent that customers would be unable to order product or pay invoices or suppliers would be unable to manufacture and ship product, it could affect the Company's operations.

Item 7.  Financial Statements

     The report of the independent accountants and combined statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 15.

Item 8.  Changes In and Disagreements with Accountants and Financial Disclosure

     None.

                                    PART III


Item 9.  Directors, Executive Officers and Key Employees

     Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998 and is incorporated herein by reference.

     On June 15, 1998 the Board of Directors named Mr. George W. Trahan President, and Chief Operating Officer of the Company. Mr. Trahan, a member of the Board and its executive committee, joined Hi-Shear in 1990 as Vice President of Finance and Administration and has served as Executive Vice President since 1996. He will be responsible for all operations of the Company.

Item 10.  Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998 and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     None


                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits: See "Exhibit Index", page 13.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                          Page
                                        ---------

Independent Auditor's Report.........         F-1

Balance Sheet........................         F-2

Statements of Operations.............         F-3

Statements of Stockholders' Equity...         F-4

Statements of Cash Flows.............         F-5

Notes to Financial Statements........   F-6- F-17


                       [LOGO OF MCGLADREY & PULLEN, LLP]

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying balance sheet of Hi-Shear Technology Corporation (The "Company") as of May 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at May 31, 1998 and the results of its operations and its cash flows for the years ended May 31, 1998 and 1997 in conformity with generally accepted accounting principles. As discussed in Note 12, the Company changed its method of accounting for start-up costs.


                                       /s/ MCGLADREY & PULLEN, LLP
                                       ---------------------------
                                       McGladrey & Pullen, LLP



Anaheim, California
July 21, 1998

ASSETS (Note 6)
------------------------------------------------------------------------------------------------------

Current Assets
 Cash and cash equivalents                                          $   236,000
 Accounts receivable (Note 3)                                         5,711,000
 Inventories (Note 4)                                                 2,662,000
 Deferred taxes (Note 7)                                                540,000
 Prepaid expenses and other current assets                              109,000
                                                                    -----------


  Total current assets                                                9,258,000

Equipment, Net (Note 5)                                               2,351,000

Intangible assets, net                                                  110,000
                                                                    -----------

                                                                    $11,719,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities
 Notes payable to bank (Note 6)                                     $ 1,511,000
 Current portion of long-term debt (Note 6)                             204,000
 Trade accounts payable                                               1,395,000
 Accrued payroll and related costs                                      525,000
 Other accrued liabilities                                              379,000
                                                                    -----------


 Total current liabilities                                            4,014,000

Long-Term Debt, less current portion (Note 6)                           469,000
                                                                    -----------

 Total liabilities                                                    4,483,000

Excess of Net Assets Acquired Over Purchase Price                       691,000

Commitments and contingencies (Notes 3, 4 and 8)

Stockholders' Equity (Notes 6 and 9)
 Preferred stock $1.00 par value; 500,000 shares authorized;
  no shares issued
 Common stock, $.001 par value; 25,000,000 shares authorized;
  6,668,000 shares issued and outstanding                                 7,000
 Additional paid-in capital                                           7,182,000
 Accumulated deficit                                                   (644,000)
                                                                    -----------

  Total stockholders' equity                                          6,545,000
                                                                    -----------

                                                                    $11,719,000
                                                                    ===========

See Notes to Financial Statements

STATEMENTS OF OPERATIONS
Years Ended May 31, 1998 and 1997

                                                        1998           1997
-------------------------------------------------------------------------------

Revenues (Notes 2, 3, 4 and 11)                     $17,641,000    $16,911,000

Cost of Revenues (Note 4)                            11,731,000     12,484,000
                                                    -----------    -----------

 Gross profit                                         5,910,000      4,427,000

Selling, General and Administrative Expenses          2,742,000      2,422,000
Research and Development Expenses                       794,000        478,000
                                                    -----------    -----------

Income from Continuing Operations before            $ 2,374,000    $ 1,527,000
 Exit from Line of Business

Exit from Line of Business (Note 10)                    772,000        224,000
                                                    -----------    -----------

Income from Continuing Operations                   $ 1,602,000    $ 1,303,000

Interest (Expense)                                     (257,000)      (271,000)
                                                    -----------    -----------

Income before Provision for Taxes (credits)         $ 1,345,000    $ 1,032,000
 and Change in Accounting Method

Provision for Income Taxes (credits) (Note 7)          (530,000)        11,000
                                                    -----------    -----------

Income before Cumulative Effect of Accounting       $ 1,875,000    $ 1,021,000
 Change

Cumulative Effect of Accounting Change (Note 12)        298,000              -
                                                    -----------    -----------

Net income                                          $ 1,577,000    $ 1,021,000
                                                    ===========    ===========


Earnings per Common Share and
 per Common Share Assuming Dilution:
 Income before Cumulative Effect of Accounting
  Change                                                   0.28           0.15

 Cumulative Effect of Accounting Change                   (0.04)             -
                                                    -----------    -----------

 Net Income                                         $      0.24    $      0.15
                                                    ===========    ===========


Weighted Number of Common Shares                      6,654,000      6,631,000
                                                    ===========    ===========
Weighted Number of Common Shares
 Assuming Dilution                                    6,702,000      6,644,000
                                                    ===========    ===========

See Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1998 and 1997



                                Common Stock           Additional                            Total
                         ------------------------       Paid-In          Accumulated     Stockholders'
                             Shares      Amount         Capital            Deficit          Equity
------------------------------------------------------------------------------------------------------

Balance, May 31, 1996       6,628,000    $  7,000     $    6,977,000    $  (3,242,000)    $  3,742,000

 Exercise of stock
  options                       8,000           -             24,000                -           24,000
 Net income                         -           -                  -        1,021,000        1,021,000
                         -----------------------------------------------------------------------------

Balance, May 31, 1997       6,636,000    $  7,000     $    7,001,000    $  (2,221,000)    $  4,787,000

 Exercise of stock
  options                      32,000           -            181,000                -          181,000
 Net income                         -           -                  -        1,577,000        1,577,000
                         ------------    --------     --------------    -------------     ------------

Balance May 31, 1998        6,668,000    $  7,000     $    7,182,000    $    (644,000)    $  6,545,000
                         =============================================================================


See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
Years Ended May 31, 1998 and 1997

                                                          1998        1997
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income                                          $ 1,577,000   $ 1,021,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in accounting for start-up costs                298,000             -
  Depreciation and amortization                          320,000       541,000
  Amortization of excess of net assets
   acquired over purchase price                         (138,000)     (138,000)
  Deferred taxes                                        (540,000)            -
  Changes in assets and liabilities:
   Accounts receivable                                   596,000    (1,985,000)
   Inventories                                           (29,000)    1,172,000
   Prepaid expenses and other assets                     (59,000)      (42,000)
   Accounts payable                                     (368,000)      338,000
   Accrued payroll and related costs                     102,000       (57,000)
   Other accrued liabilities                             (77,000)        7,000
                                                     -----------   -----------

     Net cash provided by operating activities         1,682,000       857,000
                                                     -----------   -----------

Cash Flows from Investing Activities
 Purchase of equipment and leasehold improvements     (1,175,000)     (571,000)
                                                     -----------   -----------

Cash Flows from Financing Activities
 Proceeds from note payable to a bank                  5,250,000     4,375,000
 (Payments) on note payable to a bank                 (6,250,000)   (4,500,000)
 Proceeds from long-term debt                            750,000             -
 Proceeds from stock options exercised                   181,000        24,000
 Principal payments on long-term debt                   (221,000)     (242,000)
                                                     -----------   -----------

   Net cash (used in) financing activities              (290,000)     (343,000)
                                                     -----------   -----------

   Net increase (decrease) in cash                       217,000       (57,000)

Cash and Cash Equivalents, beginning of period            19,000        76,000
                                                     -----------   -----------

Cash and Cash Equivalents, end of period             $   236,000   $    19,000
                                                     ===========   ===========


Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for interest              $   257,000   $   274,000
                                                     ===========   ===========


 Cash paid during the year for income taxes          $    18,000   $     8,000
                                                     ===========   ===========


See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business:


The Hi-Shear Technology Corporation ("HSR" or the "Company") is engaged in the design and manufacture of power cartridges, separation devices, electronic sequencers and other special components used by the aerospace industry, the military and NASA. The Company is listed on the American Stock Exchange (symbol "HSR"). HSR's aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government. The Company is dependent on the continuation of government sponsored military and aerospace programs in order to maintain its revenues.

The Company also has diversified into commercial products. In this regard, the Company has begun commercial production of the LifeShear emergency rescue cutting tool and LineShear cutter (Cutters). The sales volumes of these new commercial products have not been significant; however, significant investments in inventory and tooling for the Cutter have been made. The realization of these investments is dependent upon the Company's ability to establish a market for these products. In addition, the Company has developed a commercial air bag inflator technology. The United States Patent and Trademarks office issued patents for the inflator and the expanded claims and improvements in February and June 1998. All costs related to the development of the air bag inflator have been expensed.

A Summary of the Company's Significant Accounting Policies is as follows:

Recent Accounting Pronouncements:

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The statements disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1.  Nature of Business and Significant Accounting Policies (continued)

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

Commercial inventory is stated at the lower of cost (first-in, first-out method) or market and represents direct labor, materials and overhead costs incurred in production.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Equipment:

Equipment is recorded at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows:


Machinery and equipment                    5 to 10 years
Tooling                                    5 years
Furniture and fixtures                     10 years
Leasehold improvements                     Shorter of lease term or useful life


Intangible assets:

Intangible assets consisting primarily of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17 year life of the patent.

Excess of net assets acquired over purchase price:

In June 1993, the total purchase price of the Company was allocated to the assets acquired and liabilities assumed based upon their relative fair values at the date of the acquisition using the purchase method of accounting. The resulting net assets acquired over purchase price (also referred to as negative goodwill) are being amortized into income over a ten-year period. Included in Selling, General and Administrative expenses is amortization of negative goodwill totaling $138,000 in 1998 and 1997.

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

Research and development:

All Company-sponsored research and development cost are charged to this account as incurred. Certain research and development contracts placed with the Company by its customers are contained in the Company's revenue and cost of revenue accounts. These customer funded research and development efforts are not classified as research and development expense.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Earnings per share:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share
(EPS). SFAS No. 128 requires dual presentation of EPS and EPS assuming dilution on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options of 48,000 in 1998 and 13,000 in 1997. Common stock warrants are anti-dilutive. The adoption of this statement did not affect prior earnings per share.

Fair value of financial instruments:

The estimated fair value of long term debt, which approximates the carrying value, is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amount of notes payable to the bank approximates fair value since the interest rate changes with the market interest rate.

Cash and cash equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company periodically has cash on deposit with its bank that exceeds the insurance limits of the FDIC.

Stock-based compensation:

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the intrinsic value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123 Accounting for Stock Based Compensation which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Reclassification:

Revenue and expenses relating to the exit from a line of business in the Statement of Operations for the year ended May 31, 1997 have been reclassified, with no effect on net income (or earnings per share), to be consistent with the classifications adopted for the year ended May 31, 1998.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 2.  Major Customers

The Company derives a major portion of its revenues directly from certain large satellite and launch vehicle companies and departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

________________________________________________________________________________
                                                 1998                1997

Lockheed Martin                                   26%                 34%
United States Government                          21%                 23%
Hughes Space & Communication Co.                  11%                  *

*For the year ended May 31, 1997, Hughes represented revenue of less than 10% of total Company revenue.

Note 3.  Accounts Receivable

Accounts receivable at May 31, 1998 consist of the following:

________________________________________________________________________________
Due from United States Government, prime and subcontractors under long-term contracts:
     Billed                                                       $ 14,811,000
     Unbilled                                                        1,888,000
     Progress payments received                                    (11,478,000)
                                                                  ------------
                                                                     5,221,000
Billed and currently due from foreign sales, long-term contracts       363,000
                                                                  ------------

     Total due, long-term contracts                                  5,584,000

Other receivables                                                      127,000
                                                                  ------------

     Total                                                        $  5,711,000
                                                                  ============


Unbilled amounts represent revenues recognized from fixed price contracts for which billings have not been presented to customers at year-end. As of May 31, 1998, the Company has recorded retentions of $1,588,000 which are awaiting shipments of contracts in process before payment will be made and claims of approximately $300,000 net of a reserve of approximately $64,000, which are recorded at amounts which management believes will ultimately be realized. The ultimate realization of the claims may be different than the amount estimated and the difference could be significant. During the fiscal year 1998 and 1997, the Company generated revenue of approximately $1,148,000 and $1,162,000, respectively, from sources outside of the United States.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 3.  Accounts Receivable (continued)

The Company has recorded $225,000 in 1998 and $300,000 in 1997 respectively in revenues related to a license agreement to manufacture and sell the LifeShear and LineShear cutting tools. The license agreement is an exclusive agreement to sell the product outside the United States, Canada and Japan and it is for an indefinite period of time. The agreement provides for certain mandatory up-front license fees as well as fixed fees based on minimum sales volumes and royalty fees for each unit sold under the agreement.

Note 4.  Inventories

Inventoried costs at May 31, 1998 consist of the following:
________________________________________________________________________________

Production cost of contracts in process                       $    531,000
Raw materials and components                                     1,407,000
Commercial inventory:
     Raw materials                                                 449,000
     Work-in-process                                               239,000
     Finished goods                                                 36,000
                                                              ------------

          Total                                               $  2,662,000
                                                              ============


Raw materials and components represent purchases and production costs of units manufactured in excess of contractually required quantities. The Company's government contracts are subject to regular audit and periodic review by a governmental agency. These audits may result in changes in the amount of allowable billings on current and/or prior completed contracts.

Production costs of contracts in process are costs incurred to date less billed and unbilled amounts. The status of the production costs of contracts at May 31, 1998, is as follows:



Total contracts in process                                    $ 27,246,000
                                                              ============

Costs incurred to date                                        $ 13,931,000
Estimated profit (loss) recorded                                 1,959,000
Less billed and unbilled amounts                               (15,359,000)
                                                              ------------

Total production costs of contracts in process                $    531,000
                                                              ============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 1998, would change contract profits or losses by approximately $75,000.

Contracts undertaken by the Company may contain options which extend beyond one year and, accordingly, portions are carried forward from one year to the next. Some of the Company's contracts with the United States Government and its subcontractors are supply contracts and/or multi-year options whose requirements are primarily based on the Governments demand for products on a periodic basis.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 5.  Equipment

The Company's equipment at May 31, 1998 consist of the following:


Machinery and equipment                                        $2,602,000
Tooling costs                                                     468,000
Furniture and fixtures                                            104,000
Leasehold improvements                                             62,000
Projects in progress                                              250,000
                                                               ----------
                                                                3,486,000
Less accumulated depreciation and amortization                  1,135,000
                                                               ----------

                                                               $2,351,000
                                                               ==========


Projects in process include certain internal costs related to the implementation of the Company's computer system.

Note 6.  Debt

The Company has a line of credit agreement with a bank for the purpose of obtaining short-term loans up to a maximum of $3,500,000. Borrowings under this line of credit are collateralized by substantially all of the Company's assets. Outstanding amounts bear interest at the Wall Street Journal's prime rate (8.5% at May 31, 1998) plus .75%. The credit agreement expires November 1, 2000. At May 31, 1998, $1,680,000 was outstanding under the line of credit that includes a letter of credit issued to Government of Israel of $169,000. Availability under the line at May 31, 1998, is $1,820,000. The credit agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, maximum net worth to total liabilities, minimum cash flow coverage and minimum income before income taxes. As of May 31, 1998, the Company has met all financial covenant requirements of the bank.

Long-term debt at May 31, 1998, consists of the following:
________________________________________________________________________________


Promissory Note, payable in monthly installments of
 $13,346 through 2002, plus interest at prime plus 1%, secured by
 substantially all assets                                              $656,000

Others                                                                   17,000
                                                                       --------
                                                                        673,000
Less current portion                                                    204,000
                                                                       --------

Long term debt                                                         $469,000
                                                                       ========


Maturities of long-term debt are: 1999 - $204,000, 2000 - $160,000, 2001 -
 $160,000, and 2002 - $149,000.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 7.  Income Taxes

Deferred tax assets provided for in the accompanying balance sheet at May 31, 1998, consist of the following:
________________________________________________________________________________

Deferred tax assets:
 Depreciation                                           $   235,000
 Net operating loss carryforwards                         2,227,000
 Other                                                      169,000
                                                        -----------
                                                          2,631,000
 Less valuation allowance                                (1,853,000)
                                                        -----------
                                                            778,000
Deferred tax liability, inventories                        (238,000)
                                                        -----------
     Net deferred taxes                                 $   540,000
                                                        ===========


Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized based upon the Company's recent history of profitable operation. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A reconciliation of expected tax expense credit to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:


                                                          1998        1997
________________________________________________________________________________

Federal income tax computed at the statutory rate    $   478,000   $ 357,000
Permanent differences, primarily negative goodwill       (80,000)          -
State taxes, less federal benefit                         82,000      62,000
Change in valuation allowance                         (1,010,000)   (408,000)
                                                     -----------   ---------

                                                     $  (530,000)  $  11,000
                                                     ===========   =========

As of May 31, 1998, the Company had federal net operating loss carryforwards of approximately $6,170,000, which expire $224,000 in 2008; $3,436,000 in 2009;
$2,340,000 in 2011; and $170,000 in 2012. The Company also has state net operating loss carryforwards of approximately $2,142,000 which expire $1,017,000 in 1999; $1,046,000 in 2001; and $79,000 in 2002.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 8.  Commitments and Contingencies

The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2002. An unrelated company guarantees the primary facility lease. Rental expense under operating leases for the years ended May 31, 1998 and 1997, approximately $551,000 and $606,000 respectively.

Minimum annual rentals under all noncancelable operating leases are as follows:

________________________________________________________________________________

1999                        $  683,000
2000                           315,000
2001                            30,000
2002                             5,000
                            ----------

                            $1,033,000
                            ==========


The Company currently has a plan to insure that its systems and software infrastructure are Year 2000 compliant. The scheduled implementation of all phases of the plan is December 1998. Given the relatively small size of the Company's systems and the predominately new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its customers' and suppliers' systems are Year 2000 compliant. To the extent that customers would be unable to order product or pay invoices or suppliers would be unable to manufacture and ship product, it could affect the Company's operations.

The Company's two principal officers and stockholders have employment agreements covering a period of five years expiring on June 1, 2003. Payments under these agreements were $500,000 and $455,000 for fiscal year 1998 and 1997 respectively.

The Company is currently a party to disputes that involve or may involve litigation. It is the opinion of Company's management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial statements.

Note 9.  Stockholders' Equity

Upon completion of the initial public offering of common stock in March 1994, the Company sold warrants to purchase 150,000 additional shares to its underwriters for $100. These warrants have an exercise price of $8.25 per share, subject to adjustment in accordance with the terms of the warrant agreement. At May 31, 1998 warrants covering 73,500 shares remain outstanding and expire on March 31, 1999.

Stock option plan:

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees under the Plan. Under the Plan, options are granted and vested as determined by management.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 9.  Stockholders' Equity (continued)

A summary of the status of the options plan and changes during the year ended on those dates is as follows:

                                              1998                       1997
                                     ------------------------   ------------------------
                                                   Weighted-                  Weighted-
                                                   Average                    Average
                                                   Exercise                   Exercise
            Fixed Options              Shares       Price          Shares      Price
________________________________________________________________________________________

Outstanding at beginning of year       242,000       $5.95         249,000       $ 6.85
  Granted                               43,000        6.11          54,000         5.44
  Exercised                            (32,000)       5.69          (8,000)        3.24
  Forfeited                            (35,000)       5.70         (53,000)       10.08
                                     ---------------------------------------------------

Outstanding at end of year             218,000       $5.93         242,000       $ 5.95
                                     ===================================================


Exercisable at end of year             133,000       $6.19         127,000       $ 6.03

Weighted-average fair value per
  option granted during the year                     $6.02                       $ 4.54

A further summary about fixed options outstanding at May 31, 1998, is as follows:

                                 Options Outstanding                       Options Exercisable
                     --------------------------------------------     --------------------------
                                         Weighted-
                                          Average      Weighted-                      Weighted-
                                         Remaining     Average                        Average
      Range of             Number       Contractual    Exercise          Number       Exercise
   Exercise Price       Outstanding        Life         Price          Exercisable     Price
------------------------------------------------------------------------------------------------

$5.00 to $6.50              207,000      8 years       $ 5.71              122,000     $ 5.86
$8.50 to $10.50              11,000      8 years         9.95               11,000       9.95
                          ---------                                       --------

                            218,000                    $ 5.93              133,000     $ 6.19
                          =========                                       ========


Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 9.  Stockholders' Equity (continued)


                                                        1998           1997
------------------------------------------------------------------------------
Net income
 As reported                                         $1,577,000      1,021,000
 Pro forma                                            1,334,000        886,000

Earnings per common share and
 common share assuming dilution
 As reported                                               0.24           0.15
 Pro forma                                                 0.20           0.13

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997, respectively. No dividend rate for all years; price volatility of 64% in 1998 and 70% in 1997, risk-free interest rates of approximately 6.2% in 1998 and 6.8% in 1997; and expected lives of ten years.

Note 10.  Exit of a Business Activity

The HEFU/PSA line of business was a significant line of business when the Company was acquired from Hi-Shear Industries in 1993. Revenues from this business activity were approximately $73,000 and $414,000 for fiscal year 1998 and 1997, respectively. Losses on this business activity were, $772,000 and $224,000 for fiscal year 1998 and 1997, respectively. The Company has substantially completed the contract related to this business line and no significant future cost is anticipated.

Note 11.  Business Segment Information

The Company operates in two primary segments; (i) aerospace products (ii) non-aerospace products. The following table provides information on the Company's non-aerospace segment. All other activities of the Company are concentrated in the aerospace segment.


                                                             1998        1997
-------------------------------------------------------------------------------

Revenues from unaffiliated customers                       $244,000  $  444,000
Operating profit (loss) including research and development  144,984    (230,000)
Cumulative effect of accounting changes                     298,000          -
Assets                                                      881,000   1,211,000
Depreciation and amortization                                92,000     207,000
Additions to equipment                                        - 0 -       - 0 -

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 12.  Accounting Change

In the fourth quarter of fiscal 1998, the Company changed its method of accounting for the costs of start-up activities. The change was made upon the Company's decision to adopt Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which was issued on April 3, 1998. Previously, the Company capitalized certain product start-up costs and amortized these costs over a five-year period. The unamortized balance of these start-up costs of approximately $298,000 has been charged to income in 1998.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HI-SHEAR TECHNOLOGY CORPORATION


Date: August 12, 1998         By:   /s/ George W. Trahan
      ---------------               --------------------
                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 1998         By:   /s/ Thomas R. Mooney
      ---------------               --------------------
                                    Chairman of the Board


                              By:   /s/ George W. Trahan
                                    --------------------
                                    Director, President


                              By:   /s/ Jack Bunis
                                    --------------
                                    Director


                              By:   /s/ David W. Einsel
                                    -------------------
                                    Director

                                 EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT NUMBER           DESCRIPTIONS                               NUMBERED
--------------           ------------                               --------

3.1                 Certificate of Incorporation, as amended*

3.2                 Bylaws, as amended**

4.1                 Form of Common Stock***

9.1                 Form of Buy/Sell Agreement**

10.1                1993 Stock Option Plan**

10.2                Employment Agreement with Thomas R. Mooney

10.3                Employment Agreement with George W. Trahan

10.4                Torrance Property Lease and HSI Guaranty*

10.5                Saugus Property Lease*

10.6                Southern California Bank Credit Facility

23.1                Consent of Independent Auditor's

27.1                Financial Data Schedule



___________________

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