Form 10QSB
period 1998-08-31
HI SHEAR TECHNOLOGY CORP
filed 1998-10-15
CIK 918027

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998
                               ---------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number   001-12810
                         ---------

                        Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                22-2535743
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                24225 Garnier Street, Torrance, CA  90505-5355
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                 (Issuer's telephone number)  (310) 784-2100
                                            --------------------

(Former name, former address and former fiscal year, if changed since last report. Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                              [X] Yes    [_] No
                              [X] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,669,000 of Common Stock, $.001 par value as of August 31, 1998.

Transitional Small Business Disclosure Format (Check one):    [_] Yes   [X] No

================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX



                                                                 Page No.
                                                                 --------

  Part 1 - Financial Information

          Condensed consolidated Balance Sheets...................   1
               August 31, 1998 and May 31, 1998

          Condensed consolidated Statement of Operations..........   2
               three months ended August 31, 1998
               and August 31, 1997

          Condensed consolidated Statement of Cash Flow...........   3
               three months ended August 31, 1998
               and August 31, 1997

          Notes to Financial Statements...........................   4

  Part 2 - Management's Discussion and Analysis of Financial......   5
           Condition and Results of Operations

  Signatures......................................................   8

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       AUGUST 31,     MAY 31,
                                                          1998         1998
                                                       -----------  ----------
                                                       (UNAUDITED)
ASSETS:

Current Assets:
 Cash and cash equivalent                              $   196,000  $   236,000
 Accounts Receivable                                     4,696,000    5,711,000
 Inventories                                             3,746,000    2,662,000
 Deferred taxes                                            606,000      540,000
 Prepaid expenses and other current assets                 128,000      109,000
                                                       -----------  -----------

          Total current assets                           9,372,000    9,258,000

Equipment, Net                                           2,437,000    2,351,000

 Intangible assets                                         109,000      110,000
                                                       -----------  -----------

                                                       $11,918,000  $11,719,000
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                 $ 1,911,000  $ 1,511,000
 Current portion of long-term debt                         221,000      204,000
 Trade accounts payable                                  1,231,000    1,395,000
 Accrued payroll and related costs                         562,000      525,000
 Other accrued liabilities                                 280,000      379,000
                                                       -----------  -----------

          Total current liabilities                      4,205,000    4,014,000

Long-Term Debt, less current portion                       399,000      469,000
                                                       -----------  -----------

          Total liabilities                              4,604,000    4,483,000

Excess of Net Assets Acquired Over Purchase Price          656,000      691,000

Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000 shares
  authorized; no shares issued
 Common stock, $.001 par value - 25,000,000 shares
  authorized; issued and outstanding, 6,669,000 shares
  at August 31, 1998; 6,668,000 shares at May 31, 1998       7,000        7,000
 Additional paid-in capital                              7,184,000    7,182,000
 Accumulated deficit                                      (533,000)    (644,000)
                                                       -----------  -----------

Total stockholders' equity                               6,658,000    6,545,000
                                                       -----------  -----------

                                                       $11,918,000  $11,719,000
                                                       ===========  ===========

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three-Month period
                                                          Ended August 31,
                                                      ------------------------
                                                        1998         1997


Revenues                                              $2,723,000    $3,579,000

Cost of Revenues                                       1,567,000     2,610,000
                                                      ----------    ----------

Gross Profit                                           1,156,000       969,000

Selling, General and Administrative Expenses             842,000       632,000
Research and Development Expenses                        209,000        98,000
                                                      ----------    ----------


Operating Income                                         105,000       239,000

Interest Expense (Income)                                 46,000        54,000
                                                      ----------    ----------

Income before provision for income taxes                  59,000       185,000

Provision for Income Taxes                               (52,000)        2,000
                                                      ----------    ----------

Net Income                                            $  111,000    $  183,000
                                                      ==========    ==========


Net Income per Common and per Common
 Share Assuming Dilution                              $     0.02    $     0.03
                                                      ==========    ==========

Weighted  Number of Common Shares                      6,669,000     6,636,000
                                                      ==========    ==========
Weighted  Number of Common Shares
 Assuming Dilution                                     6,697,000     6,666,000
                                                      ==========    ==========

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three-Month period
                                                          Ended August 31,
                                                    --------------------------
                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES-
 Net income                                         $   111,000    $   183,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                         106,000        125,000
  Amortization of excess of net assets
  acquired over purchase price                          (35,000)       (35,000)
  Deferred taxes                                        (66,000)             -
  Changes in assets and liabilities:
   Accounts receivable                                1,015,000        999,000
   Inventories                                       (1,084,000)      (478,000)
   Prepaid expenses and other assets                    (19,000)       (26,000)
   Accounts payable                                    (164,000)      (243,000)
   Accrued payroll and related costs                     37,000         25,000
   Other accrued liabilities                            (99,000)       (43,000)
                                                    -----------    -----------

       Net cash provided by operating activities       (198,000)       507,000
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES-
 Purchase of equipment                                 (192,000)      (180,000)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES-
 Proceeds (payments) on note payable to bank            400,000       (225,000)
 Proceeds from stock options exercised                    2,000              -
 Principal payments on long-term debt                   (52,000)       (63,000)
                                                    -----------    -----------
       Net cash provided by
         (used in) financing activities                 350,000       (288,000)
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (40,000)        39,000

Cash and Cash Equivalent, beginning of period           236,000         19,000
                                                    -----------    -----------

Cash and Cash Equivalent, end of period             $   196,000    $    58,000
                                                    ===========    ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1998.

     The accompanying unaudited financial statements reflect all adjustments which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

2.   Earnings per Share

     The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                           Three-Month Period Ended August 31,
                                           -----------------------------------
                                              1998                     1997

Net Income                                 $  111,000               $  183,000
                                           ==========               ==========

Weighted Number of Common Outstanding
  during the period                         6,669,000                6,636,000
                                           ----------               ----------

Effect of Dilutive Securities Options          28,000                   30,000
                                           ----------               ----------

Weighted Number of Common Shares
  Assuming Dilution used in diluted EPS     6,697,000                6,666,000
                                           ==========               ==========

Options on 25,000 shares of common stock and 73,500 warrants on common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 1998 because their effects were antidilutive. Options on 75,000 shares of common stock and 73,500 warrants on common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 1997 because their effects were antidilutive.

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

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements. The statements are a result of certain factors including, the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

     Three Months Ended August 31, 1998, compared with Three Months Ended August
     ---------------------------------------------------------------------------
     31, 1997
     --------

     Revenues for the quarter ending August 31, 1998 were $2.7 million as compared to $3.5 million for the same period last year and resulted from changes made by customers in scheduled product delivery dates. A major portion of this was due to a reallocation of Department of Defense funding from procurement and maintenance funds to emergency operations in Eastern Europe. This reallocation caused the United States Air Force to first delay and then later reduce the number of ejection seat sequencers ordered in Government Fiscal Year 1998. Air Force ejection seat sequencer orders expected to be received in May/June were placed at a reduced level in September and are now scheduled to be shipped in the Company's third and fourth quarter. Emergency funds have been requested in the new Department of Defense Government Fiscal Year 1999 budget to replace procurement shortfalls experienced in Government Fiscal Year 1998.

     Orders received during the first quarter of fiscal 1999 were $2.8 million as compared to $3.2 million during the same time last year. This slight decrease was a result of aerospace customers consolidating funding initiatives that seek economies of scale in procurements through both long-term agreements and multi-year contracts. The Company has successfully entered into four such long-term agreements which should provide a more stable business base over several years. Although initial orders were being received at a slower rate in the first quarter, they are scheduled to pick up in the second quarter and increase dramatically after one year. Orders received in September are above the rate of those received in the same period last year.

     Orders received during the first quarter continued to be in core product areas and include initiation devices and ejection seat sequencers. This business has sole source arrangements with customers, both domestic and international, which will require the Company's devices over the next several years. The Company continues to focus its aerospace marketing efforts to the growing commercial satellite market. The Company's successful laser demonstration programs have generated interest from customers needing rugged electro optic subassemblies. Specifically, the Department of Energy National Ignition Facility (NIF), a $1.2 billion laser facility at Lawrence Livermore Laboratories, has requirements for electro optic laser subsystems exceeding $30 million over the next three years. The Company has determined there are similar opportunities in the commercial chip making test equipment field. Accordingly the Company expanded its marketing efforts in the first quarter to pursue these opportunities. This effort should generate fourth quarter sales in the commercial test equipment and a long-term NIF contract.

     Although revenues for the first quarter are down, aerospace orders in the first quarter plus USAF funding at the beginning of the second quarter will generate higher shipments in the third and fourth quarters.

     Gross profits for the quarter ended August 31, 1998 were $1.15 million or 42% of revenues as compared to $969K or 27% of revenues for the same period last year. This increase in gross profit and gross profit as a percentage of revenues reflects the efficiencies generated by the machining center operations which were not on line in the first quarter FY 1998.

     The quarter's selling and administrative expenses were up $210K compared to the same period last year. The increase is attributed to the Company's pursuit of strategic business opportunities and increased marketing efforts in commercial, aerospace and electro optic pursuits. Research and development spending for the quarter was up $111K compared to the same period last year and reflects concurrent spending for electro optic and laser technology development efforts. As a result of these expenses and reduced overall shipment volumes, operating income for the period was $105K or 4% of revenues compared to the $239K or 7% of revenues in the same period last year.

     Interest expenses of $46K for the quarter were lower than interest expense during the same period last year due to lower borrowing. Net income for the first quarter was $111K or 4% of revenues compared to the $183K or 5% of revenues for the same period last year and resulted from the activities discussed above.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated a negative cash flow of $198K from operations for the first three months of fiscal 1999 as compared with a positive $507K for the first three months of fiscal 1998. This decrease in cash flow reflects an increase in inventory as a result of delays in scheduled shipments which will now be made later in fiscal year 1999. Cash flow is projected to be positive for the fiscal year.

     Computer Systems and the Year 2000
     ----------------------------------

     The Company has made an assessment of its Year 2000 compliance program and has developed a plan to be compliant with all requirements. In considering its assessment the Company has analyzed its internal IT and non-IT systems and determined as follows:

     IT.  The Company is currently installing an MRP system whose software is
     --
     Year 2000 compliant. Scheduled initial implementation is in December 1998 with full implementation for the Company in FY 99.

     Non-IT.  The Company has determined that some older test equipment contains
     ------
     imbedded CPU that are not Year 2000 compliant. Supporting CPU's in this test equipment will be replaced prior to June 1, 1999. These replacements are a part of normal maintenance and will not add any extraordinary costs to operations.

     In consideration of third party effects on business operations the Company studied its customers and suppliers. The Company's customers are major aerospace customers, U.S. Government (DoD, NASA, DOE) and foreign agencies. All major aerospace companies have active Year 2000 compliance programs and have stated they will be compliant. The Company is working with them to assure them we will be compliant as suppliers. U.S. Government agencies state they will be compliant. Foreign agencies represent less than 5% of the Company's business and are too varied to contact. Since these agencies recognize the problem and are working on it, the Company has projected that as a minimum 80% will have no problem. The remaining 20% (1% of the Company's business) would only suffer delay.

     The Company orders common items from multiple suppliers. Major purchases are raw metals and common electronic parts. These supplies are all available on a short-term basis from multiple suppliers. Should any one supplier have a problem, the Company can obtain parts from alternate suppliers.

     No unplanned costs are associated with Year 2000 compliance. Hardware and software upgrades were scheduled as normal maintenance activities.

     The Company has determined that a worst case scenario for a Year 2000 problem would be a delay caused by a non-compliant supplier. The effect on the Company would be a two to four week delay in shipping parts to customers. Because our build/test cycle is longer than the two to four week delay, the Company could advise its customer and change schedules to accommodate a problem. If this were to happen at year-end, it could slide revenues into a new FY. Since the Company's revenue consists of multiple sales of small lots, this would affect less than 2% of the Company's revenue on a timing basis.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Hi-Shear Technology Corporation



Date:  15 October 1998                   By:  /s/ Thomas R. Mooney
     -----------------                      ----------------------
                                            Thomas R. Mooney
                                            Chairman and CEO



Date:  15 October 1998                   By:  /s/ George W. Trahan
     -----------------                      ----------------------
                                            George W. Trahan
                                            President and COO