Form 10QSB
period 1998-11-30
HI SHEAR TECHNOLOGY CORP
filed 1999-01-14
CIK 918027

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 1998
                               ------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number   001-12810
                         ---------

                        Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                               22-2535743
       -------------------------------              -------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                24225 Garnier Street, Torrance, CA  90505-5355
             ----------------------------------------------------
                   (Address of principal executive offices)


                 (Issuer's telephone number )  (310) 784-2100
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

                              [X] Yes    [  ] No
                              [X] Yes    [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,669,000 of Common Stock, $.001 par value as of November 30, 1998.
Transitional Small Business Disclosure Format (Check one):   [_] Yes  [X] No

================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX



                                                                  Page No.
                                                                  --------

     Part 1 - Financial Information

          Condensed consolidated Balance Sheets...................   1
               November 30, 1998 and May 31, 1998

          Condensed consolidated Statement of Operations..........   2
               three months and six months ended
               November 30, 1998 and 1997

          Condensed consolidated Statement of Cash Flow...........   3
               six months ended November 30, 1998

          Notes to Financial Statements...........................   4

     Part 2 - Management's Discussion and Analysis of Financial...   5
          Condition and Results of Operations

     Signatures...................................................   8

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          November 30,        May 31,
                                                              1998              1998
                                                          -----------       -----------
                                                          (UNAUDITED)
ASSETS:

Current Assets:
 Cash and cash equivalent                                 $   885,000       $   236,000
 Accounts Receivable                                        5,284,000         5,711,000
 Inventories                                                3,804,000         2,662,000
 Deferred taxes                                               672,000           540,000
 Prepaid expenses and other current assets                    109,000           109,000
                                                          -----------       -----------
      Total current assets                                 10,754,000         9,258,000

Equipment, Net                                              2,382,000         2,351,000

Other Assets
 Other intangible assets                                      107,000           110,000
                                                          -----------       -----------
                                                          $13,243,000       $11,719,000
                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                    $ 2,336,000       $ 1,511,000
 Current portion of long-term debt                            215,000           204,000
 Trade Accounts payable                                     1,769,000         1,395,000
 Accrued payroll and related costs                            658,000           525,000
 Other accrued liabilities                                    351,000           379,000
                                                          -----------       -----------
      Total current liabilities                             5,329,000         4,014,000

Long-Term Debt                                                368,000           469,000
                                                          -----------       -----------
         Total liabilities                                  5,697,000         4,483,000

Excess of Net Assets Acquired Over Purchase Price             622,000           691,000

Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000 shares
   authorized; no shares issued
 Common stock, $.001 par value - 25,000,000 shares
   authorized; issued and outstanding, 6,669,000 shares
   at Nov. 30, 1998 and 6,668,000 shares at May 31, 1998        7,000             7,000
 Additional paid-in capital                                 7,184,000         7,182,000
 Accumulated deficit                                         (267,000)         (644,000)
                                                          -----------       -----------
      Total stockholders' equity                            6,924,000         6,545,000
                                                          -----------       -----------
TOTAL                                                     $13,243,000       $11,719,000
                                                          ===========       ===========

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Six-Month period                        Three-Month period
                                                            Ended November 30,                      Ended November 30,
                                                     --------------------------------         ----------------------------
                                                          1998               1997                   1998           1997
Revenues                                             $  6,636,000        $  7,779,000         $  3,914,000    $  4,200,000
Cost of Revenues                                        4,262,000           5,660,000            2,695,000       3,050,000
                                                     ------------        ------------         ------------    ------------
Gross Profit                                            2,374,000           2,119,000            1,219,000       1,150,000

Selling, General and Administrative Expenses            1,669,000           1,303,000              828,000         670,000
Research and Development Expenses                         324,000             188,000              115,000          90,000
                                                     ------------        ------------         ------------    ------------

Operating Income                                          381,000             628,000              276,000         390,000

Interest Expense                                          115,000             123,000               69,000          70,000
                                                     ------------        ------------         ------------    ------------
Income before provision for income taxes                  266,000             505,000              207,000         320,000

Provision for Income Taxes                               (112,000)              4,000              (60,000)          3,000
                                                     ------------        ------------         ------------    ------------
Net Income                                           $    378,000        $    501,000         $    267,000    $    317,000
                                                     ============        ============         ============    ============

Net Income per Common Share                          $       0.06        $       0.08         $       0.04    $       0.05
                                                     ============        ============         ============    ============
Net Income per Common Share
  Assuming Dilution                                  $       0.06        $       0.07         $       0.04    $       0.05
                                                     ============        ============         ============    ============

Weighted Number of Common Shares                        6,669,000           6,645,000            6,669,000       6,654,000
                                                     ============        ============         ============    ============
Weighted Number of Common Shares
  Assuming Dilution                                     6,676,000           6,691,000            6,671,000       6,716,000
                                                     ============        ============         ============    ============

See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


                                                         Six-Month period
                                                         Ended November 30,
                                                 -------------------------------
                                                      1998             1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                                      $    378,000      $    501,000
 Adjustments to reconcile net income
  to net cash used in provided by
  operating activities:
  Depreciation and amortization                       217,000           257,000
  Amortization of excess of net assets
  acquired over purchase price                        (69,000)          (69,000)
  Deferred taxes                                     (132,000)
  Changes in assets and liabilities:
   Accounts receivable                                427,000           194,000
   Inventories                                     (1,142,000)         (844,000)
   Prepaid expenses and other assets                                    (29,000)
   Accounts payable                                   374,000           459,000
   Accrued payroll and related costs                  133,000           112,000
   Other accrued liabilities                          (28,000)          (54,000)
                                                 ------------      ------------
     Net cash provided by operating activities        158,000           527,000
                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                               (245,000)         (920,000)
                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payments) on note payable to bank          825,000           525,000
 Proceeds from stock options exercised                  2,000           122,000
 Principal payments on long-term debt                 (90,000)         (110,000)
                                                 ------------      ------------
     Net cash provided by
      (used in) financing activities                  737,000           537,000
                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH                       650,000           144,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  235,000            19,000
                                                 ------------      ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                   $    885,000      $    163,000
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

     2.   Earnings per Share

          The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                           Six-Month Period Ended November 30,
                                           -----------------------------------
                                                1998                 1997

Net Income                                 $   378,000        $    501,000
                                           ===============    ================


Weighted Number of Common Outstanding
  during the period                          6,669,000           6,645,000
                                           ---------------    ----------------

Effect of Dilutive Securities Options            7,000              46,000
                                           ---------------    ----------------

Weighted Number of Common Shares
  Assuming Dilution used in diluted EPS      6,676,000           6,691,000
                                           ===============    ================

Options on 57,000 shares of common stock and 73,500 warrants on common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 1998 because their effects were antidilutive. Options on 17,000 shares of common stock and 73,500 warrants on common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 1997 because their effects were antidilutive.

Part 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Hi-Shear Technology Corporation designs and manufactures highly reliable electronic and pyrotechnic separation products for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. The Company's aerospace products are used by customers ranging from commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business.

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

     Three Months Ended November 30, 1998, compared with Three Months Ended
     ----------------------------------------------------------------------
     November 30, 1997
     -----------------

     Revenues for the quarter ending November 30, 1998 were $3.9M as compared to $4.2M for the same period last year. This difference compared to the same period last year was due primarily to delays in customer-furnished items, purchase order changes and late deliveries from our suppliers.

     Orders received during the second quarter of fiscal 1999 were $6.3M as compared to $6.1M during the same quarter last year. This includes new business in our satellite products from international customers to support their growing satellite markets, and from the United States Air Force for ejection seat sequencers.

     The Company received a key order for commercial inspection equipment devices in the optics area, and is working closely with Lawrence Livermore Laboratories for an electro-optical subsystem to support the Department of Energy $1.2 billion National Ignition Facility (NIF). The Company continues to pursue growth in military laser programs with awards pending on two development programs, and one large production program.

     Gross profits for the quarter ended November 30, 1998 were $1.22M or 31% of revenues as compared to $1.15M or 27% of revenues for the same period last year. This increase in gross profit and gross profit as a percentage of revenues reflects the material and outside production cost savings generated by the Precision Machining Center operations.

     The quarter's selling and administrative expenses were up $158K compared to the same period last year. The increase is attributed to the Company's continued pursuit of strategic business opportunities and increased marketing efforts in commercial, aerospace and electro-optic fields. Research and development spending for the quarter was up $25K compared to the same period last year and reflects concurrent spending for electro-optic and laser technology development efforts. As a result of these expenses and the shipments made during the period, operating income for the period was $276K or 7% of revenues compared to the $390K or 9% of revenues in the same period last year.

     Interest expenses of $69K for the quarter were slightly lower than interest expense during the same period last year due to lower average borrowing resulting from the activities discussed above. Net income for the second quarter was $267K or 7% of revenues compared to the $317K or 8% of revenues for the same period last year.

     Six Months Ended November 30, 1998 compared with Six Months Ended November
     --------------------------------------------------------------------------
     30, 1997
     --------

     Revenues for the six months ending November 30, 1998, were $6.6M as compared to $7.8M last year. This difference was due to mandated customer delivery schedules and delays from customers in providing items needed for product shipments.

     Gross profit for the six months was $2.4M or 36% of revenues as compared to $2.1M or 27% of revenues in the first six months of last year. The difference in gross profit margins primarily reflects the product mix shipped during the period and the continued success in reducing manufacturing costs. Research and development activities this year were up by $136K compared to the six months of FY 1998 and reflect continuing investment in new product development.

     Operating income for the first six months of FY 1999 was $381K or 6 % of revenues compared to $628K or 8% of revenues for the same period last year and resulted from the improved gross profitability. This reflects additional selling, administrative, research and development expenditures. Interest expense during the six months was reduced from the same period last year due to reduced average borrowings during the first six months of fiscal 1999.

     Net income for the first six months of FY 1999 was $378K or $.06 per share as compared to $501K or $.08 per share in last year's comparable period.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated a positive cash flow of $356K from operations for the second three months of fiscal 1999 as compared with a positive $20K for the second three months of fiscal 1998. This increase in cash flow reflects accounts receivable collections made during the period. The cash and cash equivalent assets of $885K for the period ending November 30, 1998 as compared to $236K for the period ending May 31, 1998 reflects the end of month cash receipts that were deposited but were not available to pay down borrowings until cleared by the bank. The notes payable increase represents a high level of borrowing at month's end before being paid down by cash receipts. Cash flow is projected to be positive for the fiscal year.

     Precision Machining Center
     --------------------------

     The Company continues to realize the efficiencies and material cost savings from the Precision Machining Center (PMC) and has committed to significantly upgrade its size and capabilities. Two additional machining centers have been installed and are operational. The Company is negotiating a line of credit of approximately $1M to fund additional machines during the third quarter of fiscal year 1999.

     Computer Systems and the Year 2000
     ----------------------------------

     The Company has made an assessment of its Year 2000 compliance program and has developed a plan to be compliant with all requirements. In considering its assessment the Company has analyzed its internal IT and non-IT systems and determined as follows:

     IT.  The Company is currently installing an MRP system whose software is
     --
     Year 2000 compliant. Initial implementation has been accomplished with full implementation for the Company in FY 99.

     Non-IT.  The Company has determined that some older test equipment contains
     ------
     imbedded CPU that are not Year 2000 compliant. Supporting CPU's in this test equipment will be replaced prior to June 1, 1999. These replacements are a part of normal maintenance and will not add any extraordinary costs to operations.

     In consideration of third party effects on business operations the Company studied its customers and suppliers. The Company's customers are major aerospace customers, U.S. Government (DoD, NASA, DOE) and foreign agencies. All major aerospace companies have active Year 2000 compliance programs and have stated they will be compliant. The Company is working with them to assure them we will be compliant as suppliers. U.S. Government agencies state they will be compliant. Foreign agencies represent less than 5% of the Company's business and are too varied to contact. Since these agencies recognize the problem and are working on it, the Company has projected that as a minimum 80% will have no problem. The remaining 20% of foreign agencies (1% of the Company's business) would only experience delay in shipments.

     The Company orders common items from multiple suppliers. Major purchases are raw metals and common electronic parts. These supplies are all available on a short-term basis from multiple suppliers. Should any one supplier have a Year 2000 compliance problem, the Company can obtain parts from alternate suppliers.

     No unplanned costs are associated with Year 2000 compliance. Hardware and software upgrades were scheduled as normal maintenance activities.

     The Company has determined that a worst case scenario for a Year 2000 problem would be a delay caused by a non-compliant supplier. The effect on the Company would be a two to four week delay in shipping parts to customers. Because our build/test cycle is longer than the two to four week delays, the Company could advise its customer and change schedules to accommodate a problem. If this were to happen at year-end, it could slide revenues into a new FY. Since the Company's revenue consists of multiple sales of small lots, this would affect less than 2% of the Company's revenue on a timing basis.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Hi-Shear Technology Corporation



Date:   January 14, 1999         By:  /s/ Thomas R. Mooney
        ----------------              --------------------
                                      Thomas R. Mooney
                                      Chairman and CEO



Date:   January 14, 1999         By:  /s/ George W. Trahan
        ----------------              --------------------
                                      George W. Trahan
                                      President and COO