Form 10QSB
period 1999-02-28
HI SHEAR TECHNOLOGY CORP
filed 1999-04-14
CIK 918027

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 1999
                               ------------------

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

                              [X] Yes    [  ] No
                              [X] Yes    [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,669,000 of Common Stock, $.001 par value as of February 28, 1999.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes   [X] No
================================================================================

                        HI-SHEAR TECHNOLOGY CORPORATION

                                     INDEX



                                                                          Page No.
                                                                          --------
     Part 1 - Financial Information

          Condensed consolidated Balance Sheets............................   1
               Third quarter ended February 28, 1999
               and Year-ended May 31, 1998

          Condensed consolidated Statement of Operations...................   2
               Third quarter three-months period ended February 28, 1999
               and February 28, 1998, nine-months period ended
               February 28, 1999 and February 28, 1998

          Condensed consolidated Statement of Cash Flow....................   3
               Nine-months ended February 28, 1999
               and nine-months ended February 28, 1998

          Notes to Financial Statements....................................   4

     Part 2 - Management's Discussion and Analysis of Financial............   5
              Condition and Results of Operations

     Signatures............................................................   8

PART 1   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                                    February 28,                       May 31,
                                                                       1999                             1998
                                                               ---------------------             --------------------
                                                                    (UNAUDITED)
ASSETS:
Current Assets:
 Cash and cash equivalent                                      $        14,000                   $       236,000
 Accounts receivable                                                 5,301,000                         5,711,000
 Inventories                                                         4,363,000                         2,662,000
 Deferred taxes                                                        738,000                           540,000
 Prepaid expenses and other current assets                              64,000                           109,000
                                                               ---------------                   ---------------
        Total current assets                                        10,480,000                         9,258,000

Equipment, Net                                                       2,525,000                         2,351,000

Other Assets
 Other intangible assets                                               106,000                           110,000
                                                               ---------------                   ---------------
                                                               $    13,111,000                   $    11,719,000
                                                               ===============                   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                                         $     1,586,000                   $     1,511,000
 Current portion of long-term debt                                     215,000                           204,000
 Trade accounts payable                                              1,885,000                         1,395,000
 Accrued payroll and related costs                                     664,000                           525,000
 Other accrued liabilities                                             329,000                           379,000
                                                               ---------------                   ---------------
        Total current liabilities                                    4,679,000                         4,014,000

Long-Term Debt                                                         328,000                           469,000
                                                               ---------------                   ---------------
            Total liabilities                                        5,007,000                         4,483,000

Excess of Net Assets Acquired Over Purchase Price                      587,000                           691,000

Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000 shares
   authorized; no shares issued
 Common stock, $.001 par value - 25,000,000 shares
   authorized; issued and outstanding, 6,669,000 shares
   at Feb. 28, 1999 and 6,668,000 shares at May 31, 1998                 7,000                             7,000
 Additional paid-in capital                                          7,186,000                         7,182,000
 Retained earnings (accumulated deficit)                               324,000                          (644,000)
                                                               ---------------                   ---------------
        Total stockholders' equity                                   7,517,000                         6,545,000
                                                               ---------------                   ---------------
TOTAL                                                          $    13,111,000                   $    11,719,000
                                                               ===============                   ===============

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                         Nine-Month period                       Three-Month period
                                                         Ended February 28,                      Ended February 28,
                                                 -----------------------------------     ---------------------------------
                                                       1999                 1998               1999              1998
Revenues                                          $  11,313,000        $  11,128,000      $  4,677,000        $  3,348,000

Cost of Revenues                                      7,564,000            7,982,000         3,303,000           2,322,000
                                                  -------------        -------------      ------------        ------------

Gross Profit                                          3,749,000            3,146,000         1,374,000           1,026,000

Selling, General and Administrative Expenses          2,366,000            1,926,000           696,000             623,000
Research and Development Expenses                       420,000              287,000            97,000              99,000
                                                  -------------        -------------      ------------        ------------

Operating Income                                        963,000              933,000           581,000             304,000

Interest Expense                                        163,000              187,000            47,000              63,000
                                                  -------------        -------------      ------------        ------------

Income Before Provision for Income Taxes                800,000              746,000           534,000             241,000

Provision for Income Taxes                             (169,000)               6,000           (57,000)              2,000
                                                  -------------        -------------      ------------        ------------

Net Income                                        $     969,000        $     740,000      $    591,000        $    239,000
                                                  =============        =============      ============        ============


Net Income per Common Share                       $        0.15        $        0.11      $       0.09        $       0.04
                                                  =============        =============      ============        ============
Net Income per Common Share
  Assuming Dilution                               $        0.14        $        0.11      $       0.09        $       0.04
                                                  =============        =============      ============        ============


Weighted Number of Common Shares                      6,669,000            6,651,000         6,669,000           6,663,000
                                                  =============        =============      ============        ============
Weighted Number of Common Shares
  Assuming Dilution                                   6,684,000            6,695,000         6,685,000           6,703,000
                                                  =============        =============      ============        ============


See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                           Nine-Month period
                                                                           Ended February 28,
                                                             ----------------------------------------------
                                                                  1999                         1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net income                                                   $     969,000            $     740,000
 Adjustments to reconcile net income
  to net cash used in, provided by
  operating activities:
  Depreciation and amortization                                     332,000                  355,000
  Amortization of excess of net assets
  acquired over purchase price                                     (104,000)                (104,000)
  Deferred taxes                                                   (198,000)
  Changes in assets and liabilities:
   Accounts receivable                                              409,000                1,074,000
   Inventories                                                   (1,701,000)              (1,719,000)
   Prepaid expenses and other assets                                 46,000                  (52,000)
   Accounts payable                                                 489,000                  330,000
   Accrued payroll and related costs                                139,000                  (61,000)
   Other accrued liabilities                                        (49,000)                 (59,000)
                                                              -------------            -------------

     Net cash provided by operating activities                      332,000                  504,000
                                                              -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                             (502,000)              (1,088,000)
                                                              -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on note payable to bank                         75,000                 (125,000)

 Proceeds from long-term debt                                                                750,000
 Proceeds from stock options exercised                                4,000                  159,000
 Principal payments on long-term debt                              (130,000)                (166,000)
                                                              -------------            -------------
     Net cash provided by
      (used in) financing activities                                (51,000)                 618,000
                                                              -------------            -------------

NET INCREASE (DECREASE) IN CASH                                    (221,000)                  34,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                235,000                   19,000
                                                              -------------            -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                $      14,000            $      53,000
                                                              =============            =============

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

     2.   Earnings per Share

          The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                                      Nine-Month Period                            Three-Month Period
                                                      Ended February 28,                           Ended February 18,
                                             -------------------------------------         ------------------------------------
                                                  1999                   1998                  1999                   1998

Net Income                                     $    969,000           $    740,000          $    591,000           $    239,000
                                               ============           ============          ============           ============

Weighted Average Number of Common
 Shares Outstanding during the Period             6,669,000              6,651,000             6,669,000              6,663,000
                                               ------------           ------------          ------------           ------------

Effect of Dilutive Securities
 Options                                             15,000                 44,000                16,000                 40,000
                                               ------------           ------------          ------------           ------------

Weighted Number of Common Shares and
 Dilutive Potential Common Stock used
 in Diluted EPS                                   6,684,000              6,695,000             6,685,000              6,703,000
                                               ============           ============          ============           ============


Options on 58,000 shares of common stock at 73,500 warrants on common stock were not included in computing diluted EPS for the nine-month period and the three-month period ended February 28, 1999 because their effects were antidilutive. Options on 17,000 shares of common stock at 73,500 warrants on common stock were not included in computing diluted EPS for the nine-month period and the three-month ended February 28, 1998 because their effects were antidiultive.

Part 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Hi-Shear Technology Corporation designs and manufactures highly reliable electronic and pyrotechnic separation products for the aerospace industry and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. The Company's aerospace products are used by commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business and actual results may differ from those anticipated in these forward-looking statements. The statements are a result of certain factors including the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

     Three Months Ended February 28, 1999 compared with Three Months Ended
     ---------------------------------------------------------------------
     February 28, 1998
     -----------------

     Revenues for the quarter ending February 28, 1999 were $4.7M as compared to $3.3M for the same period last year. This represents a 40% increase in revenue compared to the third quarter of fiscal year 1998. During the quarter, the Company aggressively delivered shipments that were previously delayed by customers.

     Gross profit for the quarter was $1.4M an increase of 34% over the $1.0M reported for the same period last year and can be attributed to the Company's increased product throughput, increased productivity, and reduced cycle times. The quarter's selling and administrative expenses were $696K as compared to $623K for the same period last year. The increase is attributed to increased proposal activity and innovative marketing programs.

     Operating income as percent of revenues in the third quarter rose to 12.4% compared to 9.1% in the same period last year as a result of improved product shipment and on-time delivery. The increase in operating income reduced average borrowings and resulted in interest expenses of $47K for the quarter, $16K lower than interest expense during the same period last year.

     Net income for the third quarter was $591K or $.09 per share as compared to $239K or $.04 per share reported for the same period last year.

     During the quarter, the Company began its implementation and training of ISO 9001, a worldwide, international quality management system that focuses on standard processes to maintain and improve quality assurance in design, development, production, installation and servicing of customers. As a result of this training, the Company is already seeing the benefits of ISO 9001 by way of improved product quality, increased product throughput, reduced cycle times, and improved on-time delivery.

     A 1,500 square foot Class-10,000 Clean Room has been added to the Company's manufacturing facility. This clean room is currently being used to assemble, align, integrate and test complex laser assemblies as well as precision electro-optical "plug and play" modules where cleanliness is required for product quality. It supports scan mirror assemblies, focus and precision mechanisms utilizing the latest visible, infra-red and distance measuring equipment to ensure the highest quality of precision optical elements. The Company works with major aerospace, commercial electronics and optics companies, producing individual components as well as the complete "plug and play" assemblies.

     Nine Months Ended February 28, 1999 compared with Nine Months Ended
     -------------------------------------------------------------------
     February 28, 1998
     -----------------

     Revenues of $11.3M for the nine months were slightly ahead of the $11.1M of revenues realized during the same period last year as a result of improved on-time delivery.

     Gross profit for the nine months increased to $3.7M or 33% of revenues as compared to $3.1M or 28% of revenues in last year's first nine months.
     This increase in gross profit is the result of increased productivity and successful integration of the Company's Precision Machining Center. Research and Development costs for the nine months grew to $420K as compared to $287K for the same period last year. This increased new product development effort represents the Company's continued commitment to develop its commercial products including state-of-the-art electro-optic and laser technology.

     Operating income for the nine months was $963K as compared to $933K for the same period last year and resulted from the greater efficiencies in production offset by increased marketing and new product development efforts. Interest expense during the past nine months was reduced from the same period last year due to reduced average borrowings during the nine months of fiscal 1999.

     The nine-month provision for income tax credit amounted to $169K compared to a tax expense of $6K for the nine-months of fiscal year 1998. The Company determined that it was more likely than not that a portion of its accumulated deferred tax asset would be realized, and recognized a portion of this deferred tax asset during the first nine-months of the year.

     Net income of $969K or $.15 per share was reported for the nine months, an increase of over 30% over the $740K or $.11 per share reported for the same period last year.

     Liquidity and Capital Resources
     -------------------------------

     The Company generated a cash flow of $332K from operations for the nine months of fiscal 1999 as compared to $504K for the nine months of fiscal 1998. This difference in cash flow reflects reduced cash from Customer collections compared to last year and a buildup of inventory for shipments anticipated in the fourth quarter. Cash flow is projected to be positive for the fiscal year.

     Computer Systems and the Year 2000
     ----------------------------------

     The Company has made an assessment of its Year 2000 compliance program and has developed a plan to be compliant with all requirements. In considering its assessment the Company has analyzed its internal IT and non-IT systems and determined as follows:

     IT.  The Company is currently installing an MRP system whose software is
     --
     Year 2000 compliant. Initial implementation has been accomplished with full implementation for the Company expected before the end of FY 99.

     Non-IT.  The Company has determined that some older test equipment contains
     ------
     imbedded CPU that are not Year 2000 compliant. Supporting CPU's in this test equipment will be replaced prior to June 1, 1999. These replacements are a part of normal maintenance and will not add any extraordinary costs to operations.

     In consideration of third party effects on business operations, the Company studied its customers and suppliers. The Company's customers are major aerospace customers, U.S. Government (DoD, NASA, DOE) and foreign agencies. All major aerospace companies have active Year 2000 compliance programs and have stated they will be compliant. The Company is working with these customers to assure them we will be compliant as suppliers. U.S. Government agencies state they will be compliant. Foreign agencies represent less than 5% of the Company's business and are too varied to contact. Since these agencies recognize the problem and are working on it, the Company has projected that as a minimum 80% will have no problem. The remaining 20% of foreign agencies (1% of the Company's business) would only experience delay in shipments.

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


                                  Hi-Shear Technology Corporation



Date:   April 14, 1999            By:  /s/ Thomas R. Mooney
     ------------------                --------------------
                                       Thomas R. Mooney
                                       Chairman and CEO



Date:   April 14, 1999            By:  /s/ George W. Trahan
     ------------------                ----------------------
                                      George W. Trahan
                                      President and COO