Form 10KSB40
period 1999-05-31
HI SHEAR TECHNOLOGY CORP
filed 1999-08-18
CIK 918027

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended May 31, 1999    Commission File Number: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (_)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ 17,298,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $8,807,100 as of July 21, 1999, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,670,000 shares of the Registrants Common Stock issued and outstanding as of May 31, 1999.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 1999.

Transitional Small Business Disclosure Format    YES (_)  NO (X)

================================================================================

                        Hi-Shear Technology Corporation
                                  Form 10-KSB

                               Table of Contents

                                                                                      Page
                                                                                      ----
PART I.

     Item 1      Business...........................................................     1

     Item 2      Properties.........................................................     5

     Item 3      Legal Proceedings..................................................     5

     Item 4      Submission of Matter to Vote of Security Holders...................     5

PART II.

     Item 5      Market for Common Equity and Related Stockholder Matters...........     6

     Item 6      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................     6

     Item 7      Financial Statements...............................................    10

     Item 8      Changes In and Disagreements With Accountants on Accounting and
                 Financial Disclosure...............................................    10

PART III.

     Item 9      Directors, Executive Officers and Key Employees....................    11

     Item 10     Executive Compensation.............................................    11

     Item 11     Security Ownership of Certain Beneficial Owners
                 and Management.....................................................    11

     Item 12     Certain Relationships and Related Transactions.....................    11

PART IV.

     Item 13     Exhibits and Reports on Form 8-K...................................    11

Signatures       ...................................................................    12

Exhibit Index..  ...................................................................    13

Index to Financial Statements ......................................................    15

                                    PART I

Item 1.  Business

General Overview

     Hi-Shear Technology Corporation (the "Company") designs and manufactures high reliability electronic, pyrotechnic and mechanical products and devices for the aerospace industry, and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as commercial satellite manufacturers, launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and commercial launch ventures, and others in the aerospace business use the Company's aerospace products. The Company has introduced commercial cutters marketed for use by rescue workers and police as emergency cutters. In addition the Company is continuing to develop a low-cost environmentally safe air bag inflator technology for use in automobile air bag safety systems.

     The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

Aerospace Products

     The Company's aerospace products were introduced originally for the U.S. space program, and include power cartridges and various types of separation devices designed to meet the need for high performance and reliable devices with the strength to fasten and hold together two structures under rigorous conditions and then provide quick release upon command. As the Company's separation devices and power cartridges have evolved, the Company has designed supporting electronic systems to sequentially fire the separation devices according to pre-programmed parameters. These electronic devices are used in fighter aircraft ejection seat systems and other applications. Aerospace products are separated into four major groups as follows:

     Power Cartridges/Initiators. The Company has for many years manufactured power cartridges/initiators, including supplying NASA's standard initiator. A power cartridge/initiator creates high-energy output by igniting fuel in a controlled chamber. The power cartridges are hermetically sealed electro-explosive devices characterized by their compactness, lightweight, environment and corrosion resistance and ultra high reliability. The power cartridge's high-pressure combustion energy, when powering one of the Company's pin pullers, thrusters, actuators, or cutters are used to open satellite doors, deploy solar panels, booms, and communications antennae, release missile fins, and provide emergency back-up separation functions. When used alone, they are employed in driving system stage separation on many of today's major launch vehicles.

     Mechanical Devices. Satellites, missiles, and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. The Company's separation devices are gas-activated mechanical devices and systems utilized for satellites, missiles and other space vehicles. These mechanical devices include separation nuts, separation bolts, thrusters, power cartridges, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical force required for rapid separation of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks and other jettison equipment. For example, the Company supplies NASA with the separation bolts that are used to fasten and then release the solid rocket boosters from the Space Shuttle during its launch. Also, the Company's products are used in many satellites for deployment of solar arrays and antenna booms and other devices. The Company maintains an active development program for new designs, including low shock deployment systems for the increasingly lighter commercial satellites used in communications and other commercial applications.

     Electronic Products. The Company remains a key supplier of sequencers for the Douglas ACES II crew ejection seat now placed in many of the U.S. Air Force's fighter aircraft, including the A-10, B-2, F-15 and F-16. The Company originally developed the Analog Recovery Sequencer ("Analog") which electronically triggers various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished.

     The Company also supplies safe arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is nearing completion of the engineering development phase, and is entering the low rate initial production (LRIP) and full-scale production phases. The Company employs a proprietary initiator that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years making it among the longest in the industry.

     Laser Initiation Systems. The Company has been actively pursuing the research and development of laser ordnance and initiation systems. The Company began its laser research and development in 1988 and has continued to evolve and enhance laser firing units ever since. The U.S. Army has been conducting field tests and program improvements on Company-developed laser firing units since 1993. Success in the Army field tests were the basis for establishment of a Company laser firing system for all ground operations in the X-33 program.

Commercial Products

     Commercial Cutters. The Company's emergency cutters are fast, safe, and reliable rescue tools for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LifeShear cutter's light weight, mobility, ease of use, and inexpensive design enable it to quickly cut through a variety of construction material and auto parts in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. This product is being exclusively marketed and distributed in the United States, Canada and Japan by Hale Products Inc. the maker and distributor of the Hurst "Jaws of Life". The Company manufactures the LifeShear and its accompanying power cartridges for sales in these regions.

     The Company's European licensee is manufacturing and selling the LifeShear product in their assigned territory.

     Automotive Air Bag Inflators. The Company has identified the automotive air bag market as a major, fast growing market in which management believes its inflator technology, if developed, marketed and manufactured in conjunction with an experienced air bag manufacturer, can gain market share. In the U.S. market, all trucks and cars are required to have both driver and passenger air bags. In addition, increasing numbers of vehicles, worldwide, are being outfitted with numerous side air bags and other air bag applications. Hi-Shear's inflator propellant and the gas it produces are benign and environmentally safe in contrast to the toxic gases and materials used in existing air bag systems. Concurrent with the worldwide rise in air bag inflator unit volume there has been a significant decrease in unit price for each of the several air bag components (sensor, inflator, initiator and bag) and hence, a decrease in overall air bag prices. This reduction in unit price can enable a low cost inflator technology, such as the Company is developing, to capture volume through increased market share.

     Hi-Shear continues to build its proprietary rights in the field of air bag inflator technology. During the fourth quarter of fiscal 1999, the Company was awarded an additional patent for its automobile air bag inflator designs by the United States Patent and Trademark Office. This is in addition to the patent already awarded to the Company in the prior year. Hi-Shear's automobile air bag inflator technology with its lower projected cost, offers the automobile industry a high performance, non-toxic, low cost alternative to current air bag inflator systems.

     To facilitate the final high volume manufacturing design and to market this low cost air bag inflator for use in air bag safety systems, the Company formed an alliance with a major air bag inflator manufacturer. The two-part alliance calls for the two companies to first join forces in the final development of a new air bag inflator for the global automotive market, and then to establish a manufacturing operation. This partner was selected based on their manufacturing, expertise and marketing capabilities that will be used to strategically exploit the benefits of this technology in the marketplace.

     The inflator technology to be used in the alliance employs clean components, produces clean by-products and does not require many of the costly parts and fuels typically used on traditional solid propellant systems. This low cost inflator technology can be used in smart deployment systems designed to improve safety by adjusting bag deployment based on the severity of the accident and the size and position of the occupants. Hi-Shear's technology particularly suits these smart systems in that it can produce a range of faster and slower, harder and softer bag deployments economically on command. These inflator designs will bring about dramatic reductions in cost and significant improvements in performance compared with current inflator technology. These attributes will enable the Company and its strategic partner to exploit this unique technology in the form of superior air bag inflator products at a competitive price.

Customers and Contracts

     Most of the Company's products are generally used in major commercial satellite ventures, launch vehicles, the Space Shuttle or military satellites and missiles, and therefore its customers tend to be large aerospace prime or subcontractors. Lockheed Martin, the Boeing Company and Hughes Space & Communications Co. together accounted for 35% of the Company's revenues. Lockheed Martin now comprises what were formerly over twelve customers through its merger and acquisition activities over the last several years. Lockheed Martin consists of units formerly known as General Dynamics Space Systems, Sanders, General Electric Aerospace, Goodyear Aerospace, Ford Aerospace, Xerox Aerospace and Defense, LTV Missile Systems, Unisys Defense, and Loral. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 21% of revenue in fiscal year 1999. In fiscal year 2000, contract awards and contract competition phases will continue to vary and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

     In fiscal year 1999 most of the Company's contracts were on a fixed price contract basis. Under its fixed price contracts, the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. Also, Company contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years. When the Company participates as a subcontractor, it is subject to the failure or inability of the prime contractor, which is typically a large aerospace company, to perform its prime contract.

Backlog

     The Company's book-to-ship cycle is typical of the long lead times required for highly engineered, custom manufactured, aerospace products. Traditionally, the final negotiation of the detailed contract requirements together with the procurement of long lead-time materials, manufacturing processes and testing, has taken between 6 and 12 months or more to accomplish. In fiscal year 1999, the Company initiated major programs to reduce many of its manufacturing lead-time to help its customers with more timely delivery. This is part of an overall strategy of moving from a "cold war" mode of doing business to a more modern "commercial" mode of doing business.

     Total requirements included in contracts undertaken by the Company may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects included in the Company's backlog. Although backlog represents business which is considered to be firm, there can be no assurance that cancellations, changes in quantities, funding changes, or scope adjustments will not occur. Some of the backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees.

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

Manufacturing and Production

     Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge in the power cartridge. Production of the electromechanical devices involves machining components in the Company's Precision Machining Center (PMC), the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. The Company has been safely handling and processing these fuels and oxidizers for over forty years.

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

     The Company requires all employees to assign to the Company any intellectual property developed by the employee during the course and scope of the employment. Employees agree to preserve as confidential all information pertaining to the Company's business obtained by the employee as a result of employment with the Company.

Employees

     As of May 31, 1999 the Company had 127 employees of whom 118 are full-time employees, the majority of whom are engineers and technicians. The Company's success depends on its ability to attract and retain highly qualified personnel. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities. The Company has never suffered a work stoppage and considers its relations with its employees to be excellent.

Item 2.  Properties

     The Company's executive offices are located in Torrance, California, in a leased 75,000 square foot building organized for electronic and pyrotechnic manufacturing and assembly operations. Approximately 25,000 square feet are devoted to administrative offices, engineering design activities and a prototyping facility. Management is currently negotiating with the landlord to renew its lease, which expires November 30, 1999.

     The Company occupies a 16-acre facility in Santa Clarita, California, which is used for blending and storing large amounts of base mixes. The main building on the facility is an 8,000 square foot manufacturing and assembly area that includes a 2,500 square foot blending and loading area. The Company leased the property until June 4, 1999 when it exercised its option to purchase the property.

     The Company believes that its current facilities in Torrance and Santa Clarita will adequately support its operations for the foreseeable future. Management believes that each of the properties is adequately covered by insurance.

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

     None

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                            High             Low
                                                            ----             ---
       Fiscal Year 1999 ending May 31, 1999

                    4th Quarter                             6-3/4            4-7/8
                    3rd Quarter                             7-1/2            4-1/8
                    2nd Quarter                             6-3/8            4-1/2
                    1st Quarter                             8-7/8            5-7/16

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

     The number of holders of record of the Company's Common Stock was approximately 67 and the number of beneficial shareholders was approximately 1,400 as of August 10, 1999.

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

Results of Operations

Fiscal Year Ended May 31, 1999 compared with Fiscal Year Ended May 31, 1998

     Revenues for fiscal year 1999 were $17.3 million compared to revenues of $17.6 million for fiscal year 1998. The decrease in revenues was a result of Army delays in their PAC-3 anti-missile program. The delays related to problems experienced by the Army with other components related to its aerial flight tests. This important defensive anti-missile program is moving forward again with the accomplishment of successful missile range tests.

     The Company continues to see an increasing demand from its traditional customer base for satellite and launch vehicle components. In addition, the Company is expanding its marketing and manufacturing of additional types of satellite devices that will result in increasing the revenue dollars realized from each space vehicle launch. During fiscal year 1999 the Company continued to make significant investments in the future by more than doubling its Precision Machining Center (PMC) capabilities beyond the significant expansion carried out during fiscal year 1998. The new machining configuration will result in much shorter lead-times for the delivery of products and lower overall costs.

     Gross profits decreased during the year to $5.4 million and an average of 31.4% of revenues, compared to $5.9 million and an average of 33.5% of revenues in fiscal year 1998. Despite improvements in manufacturing efficiencies, which lowered assembly costs and reduced product turnaround time, the Company's gross profits performance for fiscal year 1999 was adversely affected by the combination of non-recurring costs and the inability to recognize revenues associated with the Army's unexpected delay of its PAC-3 anti-missile program. Non-recurring costs eroding Gross Profits during fiscal year 1999 included PMC start-up costs for tooling, fixtures, and the "learning curve", plus several development jobs that did not yield profit.

     During the fiscal years 1999 and 1998 the Company recognized costs of $0 and $772,000, respectively, associated with its decision to execute a plan to exit from the HEFU/PSA line of business. In May 1996 management approved a plan to exit this line of business because the technology associated with the product was outdated, not cost competitive, and the future standardization in the industry wasn't anticipated to include this business line. In addition, the Company had historically incurred losses in the development and delivery of these products. With the inclusion of the above costs, Gross Profit after Exit from Line of Business increased during the fiscal year 1999 to $5.4 million or 31.4% of revenues, compared to $5.1 million or 29.1% of revenues in fiscal year 1998.

     Selling, General and Administrative expenses totaled $3.1 million in fiscal year 1999, compared to $2.7 million in fiscal year 1998. Increased spending for new business proposals, Year 2000 computer software expenses, and costs related to several potential product line acquisitions contributed to the overall increase.

     Research and Development expenses were $697,000 in fiscal year 1999, compared to $794,000 in fiscal year 1998. In addition to core satellite and launch vehicle products the Company continued key new product developments in the laser product line, LifeShear commercial cutters, and the air bag inflator program.

     Research and Development efforts led to a successful demonstration for the United States Army of laser fired artillery rounds. In addition, the Company developed a version of LifeShear that was enhanced for cutting locks and chains for law enforcement. During the year, the Company received an additional patent from the United States Patent and Trademark office for improvements to the air bag inflator designs. The Company believes its research and development efforts will result in increased sales in new markets.

     Operating Income for fiscal year 1999 increased to $1.7 million from the $1.6 million reported for fiscal year 1998 due to the factors identified above.

     Interest expense for fiscal year 1999 decreased to $213,000 from the $257,000 incurred in fiscal year 1998. The decrease was a consequence of a reduction in average borrowings required for financing operations during the fiscal year.

     The Company's Provision for Income Tax Credits amounted to $624,000 and $530,000 for the fiscal years 1999 and 1998, respectively. For both fiscal years the Company's management determined that it was more likely than not that some, but not all of, the net deferred tax assets will be realized. Accordingly, a portion of the deferred tax asset approximating the amount expected to be realized within the next one year period was recognized in both fiscal 1999 and 1998. The deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     During fiscal year 1998 the Company changed its method of accounting for the costs of start-up activities in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which was issued on April 3, 1998. The unamortized balance of start-up costs of $298,000 was charged to income in fiscal 1998.

     The Net Income for fiscal year 1999 increased by 33.1% to $2.1 million and $0.31 per share, compared to $1.6 million and $0.24 per share for fiscal year 1998.

Liquidity and Capital Resources

     Net cash of $0.6 million was provided by operations during fiscal year 1999 compared to $1.7 million provided by operations for fiscal year 1998. The increase in cash derived from the improvement in profitability was offset by increased accounts receivable. The primary reason for the increase in the accounts receivable balance from the end of fiscal year 1998 to the end of fiscal year 1999 was primarily the result of a larger amount of unbilled revenue recognized from fixed price contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting. Increases in both the inventories and accounts payable balances occurred as a result of management's decision in fiscal year 1999 to increase inventory quantities of key stock items and sub-assemblies in order to achieve its objective of reducing lead times for delivery of products to customers.

     During fiscal year 1999 the Company invested $1.5 million in capital expenditures, compared to $1.2 million invested in capital expenditures during fiscal year 1998. Those expenditures in both years were primarily for the purpose of obtaining machining equipment as part of the Company's expansion of its Precision Machining Center (PMC) capacity and capability. Purchase of the equipment has been financed through working capital and long-term credit facilities of $1.1 million and $0.8 million obtained during fiscal years 1999 and 1998, respectively.

     At the end of fiscal year 1999 the Company had $792,000 of commercial inventory related to the manufacture and service of the LifeShear product line. The Company and its distribution company are aggressively marketing its commercial products and are planning for increased sales and inventory turnover rate of this product line during the coming year. The full realization of these plans is strengthened by its domestic distribution agreement and the efforts of its European licensee in manufacturing and marketing these cutters in Europe.

     The Company's primary sources of capital during the fiscal year 1999 were its positive operating cash flow and equipment lease financing. The Company also continues to maintain a $3.5 million line of credit with a commercial bank and pays market interest on the outstanding balance. As of May 31, 1999, there was $1.7 million outstanding on this line of credit. In addition, the Company borrowed $1.1 million in June of 1999 to purchase the 16 acre Santa Clarita property that it had previously been leasing. Management is currently evaluating alternative plans to either continue its operations in the facility, or sell the property and relocate the operations.

     The Company believes that its working capital of $6.5 million and its lines of credit will be sufficient for its operations in the foreseeable future. The Company expects that successful development of its air bag inflator system for commercial high volume production may require additional capital. Although there are no assurances, the Company believes that any capital required for such production could be met through either additional debt or equity financing.

Computer Systems and Year 2000

     The Company has made an assessment of its Year 2000 compliance program and has developed a plan to be compliant with all requirements. In considering its assessment the Company has analyzed its internal IT and non-IT systems and determined as follows:

     IT.  The Company is currently installing an MRP system whose software is
     --
Year 2000 compliant. Scheduled full implementation of this MRP system is September 1999. The Company has tested its in-house software and computer systems infrastructure and it is Year 2000 compliant. Any items that cannot be determined to be compliant or cannot be upgraded to be compliant are being replaced if they are deemed to be critical to the operations of the Company.

     Non-IT.  The Company has determined that some older test equipment contains
     ------
imbedded CPU that are not Year 2000 compliant. Supporting CPU's in this test equipment have been replaced. These replacements are a part of normal maintenance and will not add any extraordinary costs to operations.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 9.  Directors, Executive Officers and Key Employees

     Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1999 and is incorporated herein by reference.

     On June 15, 1998 the Board of Directors named Mr. George W. Trahan President and Chief Operating Officer of the Company. Mr. Trahan joined Hi-Shear in 1990 as Vice President of Finance and Administration, and served as Executive Vice President from 1996. He is now responsible for all operations of the Company.

Item 10.  Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1999 and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1999 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     None


                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits: See "Exhibit Index", page 13.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 1999.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HI-SHEAR TECHNOLOGY CORPORATION


Date: August 17, 1999         By:  /s/ George W. Trahan
      ---------------              ---------------------------------------------
                                   President and Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 1999         By:  /s/ Thomas R. Mooney
      ---------------              ---------------------------------------------
                                   Chairman of the Board and Chief Executive
                                   Officer


                              By:   /s/ George W. Trahan
                                    --------------------------------------------
                                    Director, President, and Chief Operating
                                    Officer


                              By:   /s/ Gregory J. Smith
                                    --------------------------------------------
                                    Principal Financial and Accounting Officer


                              By:   /s/ Jack Bunis
                                    --------------------------------------------
                                    Director


                              By:   /s/ David W. Einsel
                                    --------------------------------------------
                                    Director

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT NUMBER                     DESCRIPTIONS                                       NUMBERED
--------------                     ------------                                       --------
3.1                              Certificate of Incorporation, as amended*

3.2                              Bylaws, as amended**

4.1                              Form of Common Stock***

10.1                             1993 Stock Option Plan**

10.2                             Employment Agreement with Thomas R. Mooney****

10.3                             Employment Agreement with George W. Trahan****

10.4                             Torrance Property Lease and HSI Guaranty*

10.5                             Form of Buy/Sell Agreement

10.6                             Southern California Bank Credit Facility****

10.6.1                           Promissory Note Relating to Southern California Bank Credit Facility

10.6.2                           Promissory Note Relating to Southern California Bank Credit Facility

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

**** Previoulsy filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 12, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report......................................           F-1

Balance Sheet.....................................................           F-2

Statements of Operations..........................................           F-3

Statements of Stockholders' Equity................................           F-4

Statements of Cash Flows..........................................           F-5

Notes to Financial Statements.....................................    F-6 - F-16

                    [LETTERHEAD OF McGLADREY & PULLEN, LLP]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying balance sheet of Hi-Shear Technology Corporation (The "Company") as of May 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at May 31, 1999 and the results of its operations and its cash flows for the years ended May 31, 1999 and 1998 in conformity with generally accepted accounting principles. As discussed in Note 11, in 1998 the Company changed its method of accounting for start-up costs.



/s/ McGladrey & Pullen, LLP                McGladrey & Pullen, LLP


Anaheim, California
July 23, 1999

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
MAY 31, 1999

ASSETS (Note 6)                                                            1999
-------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                            $        33,000
 Accounts receivable (Note 3)                                               7,302,000
 Inventories (Note 4)                                                       3,275,000
 Deferred taxes (Note 7)                                                    1,200,000
 Prepaid expenses and other current assets                                    112,000
                                                                      ---------------
  Total current assets                                                     11,922,000

Equipment, Net (Note 5)                                                     3,390,000

Intangible assets, net                                                        105,000
                                                                      ---------------
                                                                      $    15,417,000
                                                                      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Current Liabilities
 Notes payable to bank (Note 6)                                       $     1,701,000
 Current portion of long-term debt (Note 6)                                   348,000
 Trade accounts payable                                                     2,338,000
 Accrued payroll and related costs                                            673,000
 Other accrued liabilities                                                    338,000
                                                                      ---------------
 Total current liabilities                                                  5,398,000

Long-Term Debt, less current portion (Note 6)                                 811,000
                                                                      ---------------
 Total liabilities                                                          6,209,000

Excess of Net Assets Acquired Over Purchase Price                             553,000

Commitments and contingencies (Notes 3, 4 and 8)

Stockholders' Equity (Notes 6 and 9)
 Preferred stock $1.00 par value; 500,000 shares authorized;
  no shares issued
 Common stock, $.001 par value; 25,000,000 shares authorized;
  6,670,000 shares issued and outstanding                                       7,000
 Additional paid-in capital                                                 7,193,000
 Retained Earnings                                                          1,455,000
                                                                      ---------------
  Total stockholders' equity                                                8,655,000
                                                                      ---------------
                                                                      $    15,417,000
                                                                      ===============

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS
Years Ended May 31, 1999 and 1998

                                                                 1999                 1998
------------------------------------------------------------------------------------------------
Revenues (Notes 2, 3, and 4)                                $    17,298,000      $    17,641,000

Cost of Revenues (Note 4)                                        11,858,000           11,731,000
                                                            ---------------      ---------------
Gross Profit                                                $     5,440,000      $     5,910,000

Exit from Line of Business (Note 10)                                ---                  772,000
                                                            ---------------      ---------------

Gross Profit after Exit from Line of Business                     5,440,000            5,138,000

Selling, General and Administrative Expenses                      3,055,000            2,742,000
Research and Development Expenses                                   697,000              794,000
                                                            ---------------      ---------------

Operating Income                                            $     1,688,000      $     1,602,000

Interest (Expense)                                                 (213,000)            (257,000)
                                                            ---------------      ---------------

Income before Provision for Tax credits                     $     1,475,000      $     1,345,000
  and Change in Accounting Method

Provision for Income Tax credits (Note 7)                          (624,000)            (530,000)
                                                            ---------------      ---------------

Income before Cumulative Effect of                                2,099,000            1,875,000
  Accounting Change

Cumulative Effect of Accounting Change (Note 11)                     ---                 298,000
                                                            ---------------      ---------------
Net Income                                                  $     2,099,000      $     1,577,000
                                                            ===============      ===============
Earnings per Common Share and
  per Common Share Assuming Dilution:
  Income before Cumulative Effect of Accounting
  Change                                                               0.31                 0.28
  Cumulative Effect of Accounting Change                             ---                   (0.04)
                                                            ---------------      ---------------
  Net Income                                                $          0.31      $          0.24
                                                            ===============      ===============
Weighted Number of Common Shares                                  6,669,000            6,654,000
                                                            ===============      ===============
Weighted Number of Common Shares
  Assuming Dilution                                               6,682,000            6,702,000
                                                            ===============      ===============


See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1999 and 1998


                                                             Additional           Retained               Total
                                   Common Stock                Paid-In            Earnings           Stockholders'
                          -------------------------------
                               Shares          Amount          Capital            (Deficit)             Equity
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997            6,636,000    $    7,000    $     7,001,000    $     (2,221,000)    $       4,787,000

 Exercise of stock
  options                           32,000             -            181,000                   -               181,000
 Net income                              -             -                  -           1,577,000             1,577,000
                         -----------------    ----------    ---------------    ----------------     -----------------

Balance, May 31, 1998            6,668,000    $    7,000    $     7,182,000    $       (644,000)    $       6,545,000

 Exercise of stock
  options                            2,000             -             11,000                   -                11,000
 Net income                              -             -                  -           2,099,000             2,099,000
                         -----------------    ----------    ---------------    ----------------     -----------------

Balance May 31, 1999             6,670,000    $    7,000    $     7,193,000    $      1,455,000     $       8,655,000
                         ============================================================================================

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF CASH FLOWS
Years Ended May 31, 1999 and 1998

                                                                             1999                  1998
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income                                                               $   2,099,000        $    1,577,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in accounting for start-up costs                                           ---               298,000
  Depreciation and amortization                                                 481,000               320,000
  Amortization of excess of net assets
   acquired over purchase price                                                (138,000)             (138,000)
  Deferred taxes                                                               (660,000)             (530,000)
  Changes in assets and liabilities:
   Accounts receivable                                                       (1,591,000)              596,000
   Inventories                                                                 (613,000)              (29,000)
   Prepaid expenses and other assets                                              2,000               (59,000)
   Accounts payable                                                             943,000              (368,000)
   Accrued payroll and related costs                                            148,000               102,000
   Other accrued liabilities                                                    (41,000)              (87,000)
                                                                          -------------        --------------
     Net cash provided by operating activities                                  630,000             1,682,000
                                                                          -------------        --------------
Cash Flows from Investing Activities
 Purchase of equipment                                                       (1,520,000)           (1,175,000)
                                                                          -------------        --------------
Cash Flows from Financing Activities
 Proceeds from note payable to a bank                                         4,425,000             5,250,000
 (Payments) on note payable to a bank                                        (4,235,000)           (6,250,000)
 Proceeds from long-term debt                                                   670,000               750,000
 Proceeds from stock options exercised                                           11,000               181,000
 Principal payments on long-term debt                                          (184,000)             (221,000)
                                                                          -------------        --------------
   Net cash provided by (used in) financing activities                          687,000              (290,000)
                                                                          -------------        --------------
   Net increase (decrease) in cash                                             (203,000)              217,000

Cash and Cash Equivalents, beginning of period                                  236,000                19,000
                                                                          -------------        --------------
Cash and Cash Equivalents, end of period                                  $      33,000        $      236,000
                                                                          =============        ==============
Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for interest                                   $     217,000        $      257,000
                                                                          =============        ==============
  Cash paid during the year for income taxes                              $      37,000        $       18,000
                                                                          =============        ==============

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

The Company also has diversified into commercial products. In this regard, the Company has begun commercial production of the LifeShear emergency rescue cutting tool. The sales volumes of this new commercial product has not been significant; however, significant investments in inventory and tooling for the emergency cutter have been made. The emergency cutter is being exclusively marketed and distributed in the United States, Canada and Japan by Hale Products Inc. the maker and distributor of the Hurst "Jaws of Life". The Company's European licensee is manufacturing and selling the LifeShear product in their assigned territory. In addition, the Company has developed a commercial air bag inflator technology. During the fourth quarter of fiscal 1999, the Company was awarded an additional patent for its automobile air bag inflator designs by the United States Patent and Trademarks Office. All costs related to the development of the air bag inflator have been expensed.

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

Inventories:

Inventory costs for defense and aerospace relate primarily to production cost of contracts in process under fixed-price type contracts and represent accumulated contract costs less the portion of such costs allocated to revenue recognized on units delivered or progress completed. Accumulated contract costs include direct labor, material costs, and factory and engineering overhead. In accordance with industry practice, such inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Selling, general and administrative costs are charged to expense as incurred.

Commercial inventory is stated at the lower of cost (first-in, first-out method) or market and represents direct labor, materials and overhead costs incurred in production.

Equipment:

Equipment is recorded at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows:
Machinery and equipment, 5 to 10 years; Tooling, 5 years; Furniture and Fixtures, 10 years.

Intangible assets:

Intangible assets, consisting primarily of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17 year life of the patent.

Determining impairment on long-term assets:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Segment information:

In accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that there are currently two principal operating segments: aerospace and commercial products.

In addition, the Company has determined that it currently has only one reporting segment, as the 10% threshold requirements (e.g. revenues, operating assets, etc.) of SFAS No. 131 have not been met for both segments.

Excess of net assets acquired over purchase price:

In June 1993, the total purchase price of the Company was allocated to the assets acquired and liabilities assumed based upon their relative fair values at the date of the acquisition using the purchase method of accounting. The resulting net assets acquired over purchase price (also referred to as negative goodwill) are being amortized into income over a ten-year period. Included in Selling, General and Administrative expenses is amortization of negative goodwill totaling $138,000 in each of 1999 and 1998.

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

Research and development:

All Company-sponsored research and development costs are charged to this account as incurred. Certain research and development contracts placed with the Company by its customers are contained in the Company's revenue and cost of revenue accounts. These customer funded research and development efforts are not classified as research and development expense.

Earnings per share:

Earnings per share (EPS) is computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options of 13,000 in 1999 and 48,000 in 1998. Common stock warrants, which were anti-dilutive, expired in March 1999.

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

The Company periodically has cash on deposit with its bank that exceeds the insurance limits of the FDIC. The Company has not experienced any losses on such deposits.

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

Reclassification:

Revenue and expenses relating to the exit from a line of business in the Statement of Operations for the year ended May 31, 1998 have been reclassified, with no effect on net income (or earnings per share), to be consistent with the classifications adopted for the year ended May 31, 1999.

Note 2.  Major Customers

The Company derives a major portion of its revenues directly from certain large satellite and launch vehicle companies and departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

________________________________________________________________________________
                                                       1999      1998

Lockheed Martin                                         15%       26%
United States Government                                21%       21%
Boeing Company                                          14%        *
Hughes Space & Communication Co.                         *        11%

*Total revenues from Hughes Space & Communication Co. in 1999 and from Boeing Company in 1998 represented less than 10% of the Company's total revenues for those years.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Note 3.  Accounts Receivable

Due from United States Government, prime and subcontractors under long-term contracts:

     Billed                                                        $ 15,153,000
     Unbilled                                                         2,890,000
     Progress payments received                                     (11,086,000)
                                                                   ------------
                                                                      6,957,000
Billed and currently due from foreign sales, long-term contracts        225,000
                                                                   ------------

     Total due, long-term contracts                                   7,182,000

Other receivables                                                       120,000
                                                                   ------------

     Total                                                         $  7,302,000
                                                                   ============

Unbilled amounts represent revenues recognized from fixed price contracts for which billings have not been presented to customers at year-end. As of May 31, 1999, the Company has recorded retentions of $1,652,000 which are awaiting shipments of contracts in process before payment will be made and claims of approximately $1,238,000 net of a reserve of approximately $64,000, which are recorded at amounts which management believes will ultimately be realized. The ultimate realization of the claims may be different than the amount estimated and the difference could be significant. During the fiscal years 1999 and 1998, the Company generated revenue of approximately $649,000 and $1,148,000, respectively, from sources outside of the United States.

The Company has recorded $93,000 in 1999 and $225,000 in 1998, respectively, in revenues related to a license agreement to manufacture and sell the LifeShear and LineShear cutting tools. The license agreement is an exclusive agreement to sell the product outside the United States, Canada and Japan, and it is for an indefinite period of time. The agreement provides for certain mandatory up-front license fees as well as fixed fees based on minimum sales volumes and royalty fees for each unit sold under the agreement.

Note 4.  Inventories

Production cost of contracts in process                          $    870,000
Raw materials and components                                        1,613,000
Commercial inventory:
     Raw materials                                                    369,000
     Work-in-process                                                  387,000
     Finished goods                                                    36,000
                                                                 ------------

          Total                                                  $  3,275,000
                                                                 ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Note 4.  Inventories (continued)

Raw materials and components represent purchases and production costs of units manufactured in excess of contractually required quantities. The Company's government contracts are subject to regular audit and periodic review by a governmental agency. These audits may result in changes in the amount of allowable billings on current and/or prior completed contracts.

Production costs of contracts in process are costs incurred to date less billed and unbilled amounts. The status of the production costs of contracts at May 31, 1999, is as follows:

________________________________________________________________________________

Total contracts in process                                        $  25,596,000
                                                                  -------------
Costs incurred to date                                            $  17,223,000
Estimated profit (loss) recorded                                      2,700,000
Less billed and unbilled amounts                                    (19,053,000)
                                                                  -------------
Total production costs of contracts in process                    $     870,000
                                                                  =============


Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 1999 would change contract profits or losses by approximately $40,000.

Contracts undertaken by the Company may contain options which extend beyond one year and, accordingly, portions are carried forward from one year to the next. Some of the Company's contracts with the United States Government and its subcontractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis.

Note 5.  Equipment

Machinery and equipment                                          $   3,868,000
Tooling costs                                                          468,000
Furniture and fixtures                                                 226,000
Projects in progress                                                   444,000
                                                                 -------------
                                                                     5,006,000
Less accumulated depreciation and amortization                       1,616,000
                                                                 -------------

                                                                 $   3,390,000
                                                                 =============

Projects in process include certain internal costs related to the implementation of the Company's computer system.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Note 6.  Debt

The Company has a line of credit agreement with a bank for the purpose of obtaining short-term loans up to a maximum of $3,500,000. Borrowings under this line of credit are collateralized by substantially all of the Company's assets. Outstanding amounts bear interest at the Wall Street Journal's prime rate (7.75% at May 31, 1999) plus .50%. The credit agreement expires November 1, 2000. At May 31, 1999, $1,701,000 was outstanding under the line of credit. Availability under the line at May 31, 1999, plus various letters of credits issued to customers totaling $846,000, is $1,799,000. The credit agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, maximum net worth to total liabilities, minimum cash flow coverage and minimum income before income taxes. As of May 31, 1999, the Company has met all financial covenant requirements of the bank.

Long-term debt at May 31, 1999, consists of the following:

________________________________________________________________________________
 Promissory Note, interest only through August 1999 and
   monthly principal payment of $22,917 from September 1999
   through February 2002, plus interest at prime plus 0.5%,
   secured by substantially all assets.                             $   670,000

 Promissory Note, payable in monthly installments of
   $13,346 through August 2002, plus interest at prime plus 1%,
   secured by substantially all assets.                             $   489,000
                                                                    -----------
                                                                      1,159,000

 Less current portion                                                   348,000
                                                                    -----------

 Long term debt                                                     $   811,000
                                                                    ===========

 Maturities of long-term debt are:  2000 - $348,000, 2001 - $453,000,
   2002 - $349,000, 2003 - $9,000.

Note 7.  Income Taxes

Deferred tax assets provided for in the accompanying balance sheet at May 31, 1999, consist of the following:

________________________________________________________________________________
 Deferred tax assets:
   Depreciation                                                     $   114,000
   Net operating loss carryforwards                                   1,542,000
   Other                                                                215,000
                                                                    -----------
                                                                      1,871,000
   Less valuation allowance                                            (671,000)
                                                                    -----------

        Net deferred taxes                                          $ 1,200,000
                                                                    ===========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.  Income Taxes (continued)


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

A reconciliation of expected tax expense credit to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:


                                                                      1999                      1998
---------------------------------------------------------------------------------------------------------

Federal income tax computed at the statutory rate             $        516,000         $          478,000
Permanent differences, primarily negative goodwill                     (50,000)                   (80,000)
State taxes, less federal benefit                                       92,000                     82,000
Change in valuation allowance                                       (1,182,000)                (1,010,000)
                                                                --------------           ----------------

                                                             $        (624,000)        $         (530,000)
                                                                ==============           ================

As of May 31, 1999, the Company had federal net operating loss carryforwards of approximately $4,156,000, which expire $1,646,000 in 2009; $2,340,000 in 2011;
and $170,000 in 2012. The Company also has state net operating loss carryforwards of approximately $433,000, which expire; $354,000 in 2001; and $79,000 in 2002.

The provision for income taxes charged (credited) to operations for the years ended May 31, 1999 and 1998 include current federal and state taxes of $36,000 and $0, respectively, and deferred tax benefits of $660,000 and $530,000, respectively.

Note 8.  Commitments and Contingencies

The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2002. An unrelated company guarantees the primary facility lease. Rental expense under operating leases for the years ended May 31, 1999 and 1998 was approximately $543,000 and $551,000 respectively.

Minimum annual rentals under all noncancelable operating leases are as follows:

                        ---------------------------------------------
                        2000                               313,000
                        2001                                23,000
                        2002                                 4,000
                                                 --------------------

                                               $           340,000
                                                 ====================

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Commitments and Contingencies (continued)

The Company is currently a party to disputes that involve or may involve litigation. It is the opinion of Company's management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial statements.

Note 9.  Stockholders' Equity

Upon completion of the initial public offering of common stock in March 1994, the Company sold warrants to purchase 150,000 additional shares to its underwriters for $100. These warrants had an exercise price of $8.25 per share, subject to adjustment in accordance with the terms of the warrant agreement. All unexercised warrants expired on March 31, 1999 without any of the outstanding warrants at May 31, 1998 covering 73,500 shares being exercised prior to the expiration date.

Stock option plan:

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees under the Plan. Options are granted and vested as determined by the Stock Options Committee.

A summary of the status of the options plan and changes during the year ended on those dates is as follows:

                                                     1999                                   1998
                                         -------------------------------        -------------------------------
                                                             Weighted-                              Weighted-
                                                              Average                                Average
                                                              Exercise                               Exercise
            Fixed Options                 Shares               Price             Shares               Price
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            218,000       $         5.93           242,000       $         5.95
  Granted                                    19,000                 6.21            43,000                 6.11
  Exercised                                  (2,000)                5.73           (32,000)                5.69
  Forfeited                                 (49,000)                5.94           (35,000)                5.70
                                         ----------------------------------------------------------------------

Outstanding at end of year                  186,000       $         5.95           218,000       $         5.93
                                         ======================================================================

Exercisable at end of year                  142,000       $         6.16           133,000       $         6.19

Weighted-average fair value per
  option granted during the year                          $         4.00                         $         6.02

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Stockholders' Equity (continued)

A further summary about fixed options outstanding at May 31, 1999, is as follows:

                                     Options Outstanding                            Options Exercisable
                       ------------------------------------------------       ---------------------------------
                                        Weighted-
                                         Average            Weighted-                               Weighted-
                                        Remaining            Average                                 Average
      Range of            Number       Contractual           Exercise            Number              Exercise
   Exercise Price      Outstanding         Life               Price           Exercisable             Price
---------------------------------------------------------------------------------------------------------------
$5.00 to $7.00               167,000     7 years         $       5.58               123,000      $        5.69
$7.50 to $10.50               19,000     8 years                 9.20                19,000               9.20
                        ------------                                          -------------

                             186,000                     $       5.95               142,000      $        6.16
                        ============                                          =============

Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, as the exercise price equals the fair value, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                                             1999             1998
--------------------------------------------------------------------------------------------------------
   Net income
    As reported                                                     $     2,099,000        1,577,000
    Pro forma                                                             1,909,000        1,334,000

   Earnings per common share and
    common share assuming dilution
    As reported                                                             0.31             0.24
    Pro forma                                                               0.29             0.20

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998, respectively. No dividend rate for all years; price volatility of 44% in 1999 and 64% in 1998, risk-free interest rates of approximately 5.6% in 1999 and 6.2% in 1998; and expected lives of ten years.

Note 10.  Exit of a Business Activity

The HEFU/PSA line of business was a significant line of business when the Company was acquired from Hi-Shear Industries in 1993. Revenues and loss from this business activity were approximately $73,000 and $772,000 respectively for fiscal year 1998. The Company has completed the contract related to this business line.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Accounting Change

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

Note 12.  Subsequent Event

In accordance with the terms of an operating lease for a facility located in Santa Clarita, California, the Company exercised an option to purchase the property in June, 1999. The purchase price was $1,126,000.

Financing of the Company's purchase of the facility was achieved with funds obtained from a promissory note dated June, 1999. The principal amount of the loan is $1,200,000 with interest only payments due through March, 2000. Principal payments of $33,333 are due April, 2000 through March, 2003, plus interest at prime plus 0.5%. The note is secured by the property purchased.