Form 10QSB
period 1999-08-31
HI SHEAR TECHNOLOGY CORP
filed 1999-10-08
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                               ---------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number 001-12810
                       ---------

                         Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                  22-2535743
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporatoin or organization)                                Identification No.


                  24225 Garnier Street, Torrance, CA 90505-5355
                  ---------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of August 31, 1999. Transitional Small Business
Disclosure Format (Check one):               [ ] Yes [X] No
================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART 1 - FINANCIAL INFORMATION

     Condensed consolidated Balance Sheets .................................1
        August 31, 1999 and May 31, 1999

     Condensed consolidated Statement of Operations ........................2
        Three-months ended August 31, 1999
        and August 31, 1998

     Condensed consolidated Statement of Cash Flow .........................3
        Three-months ended August 31, 1999
        and August 31, 1998

     Notes to Financial Statements .........................................4

PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .................5
         CONDITION AND RESULTS OF OPERATIONS

SIGNATURES .................................................................7


PART 1   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                                             AUGUST 31            MAY 31
                                                               1999                1999
                                                          ---------------     ---------------
                                                            (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                              $      185,000      $       33,000
   Accounts receivable                                         5,952,000           7,302,000
   Inventories                                                 3,573,000           3,275,000
   Deferred taxes                                              1,333,000           1,200,000
   Prepaid expenses and other current assets                      53,000             112,000
                                                          ---------------     ---------------
                     Total current assets                     11,096,000          11,922,000

Land                                                           1,128,000
Equipment, Net                                                 3,350,000           3,390,000

Intangible assets                                                104,000             105,000
                                                          ---------------     ---------------
                                                          $   15,678,000      $   15,417,000
                                                          ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                  $    2,403,000      $    1,701,000
   Current portion of long-term debt                             349,000             348,000
   Trade accounts payable                                      1,344,000           2,338,000
   Accrued payroll and related costs                             690,000             673,000
   Other accrued liabilities                                     313,000             338,000
                                                          ---------------     ---------------
                   Total current liabilities                   5,099,000           5,398,000

Long-Term Debt, less current portion                           1,213,000             811,000
                                                          ---------------     ---------------
                       Total liabilities                       6,312,000           6,209,000

Excess of Net Assets Acquired Over Purchase Price                518,000             553,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued
   Common stock, $.001 par value - 25,000,000 shares
   authorized; issued and outstanding 6,670,000 shares
   at August 31, 1999; 6,670,000 shares at May 31, 1999            7,000               7,000
   Additional paid-in capital                                  7,193,000           7,193,000
   Retained earnings                                           1,648,000           1,455,000
                                                          ---------------     ---------------
                  Total stockholders' equity                   8,848,000           8,655,000
                                                          ---------------     ---------------
TOTAL                                                     $   15,678,000      $   15,417,000
                                                          ===============     ===============

See notes to financial statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                            THREE-MONTH PERIOD
                                                                            ENDED AUGUST 31,
                                                                 -----------------------------------
                                                                        1999                1998
REVENUES                                                         $    3,558,000      $    2,723,000

Cost of Revenues                                                      2,377,000           1,567,000
                                                                 ---------------     ---------------
GROSS PROFIT                                                          1,181,000           1,156,000

Selling, General and Administrative Expenses                            850,000             842,000
Research and Development Expenses                                       156,000             209,000
                                                                 ---------------     ---------------

OPERATING INCOME                                                        175,000             105,000

Interest (Expense)                                                      (83,000)            (46,000)
                                                                 ---------------     ---------------
INCOME BEFORE PROVISION FOR INCOME TAX AND
   TAX CREDITS                                                           92,000              59,000

Provision for Income Taxes Credits                                     (100,000)            (52,000)
                                                                 ---------------     ---------------
NET INCOME                                                       $      192,000      $      111,000
                                                                 ===============     ===============
EARNINGS PER COMMON SHARE AND PER
   COMMON SHARE ASSUMING DILUTION                                $         0.03      $         0.02
                                                                 ===============     ===============
WEIGHTED  NUMBER OF COMMON SHARES                                     6,670,000           6,669,000
                                                                 ===============     ===============
WEIGHTED  NUMBER OF COMMON SHARES
   ASSUMING DILUTION                                                  6,671,000           6,697,000
                                                                 ===============     ===============

See notes to financial statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                         THREE-MONTH PERIOD
                                                                          ENDED AUGUST 31,
                                                                      1999                1998
                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $      192,000      $      111,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                      135,000             106,000
     Amortization of excess of net assets
     acquired over purchase price                                       (35,000)            (35,000)
     Deferred taxes                                                    (133,000)            (66,000)
     Changes in assets and liabilities:
       Accounts receivable                                            1,350,000           1,015,000
       Inventories                                                     (298,000)         (1,084,000)
       Prepaid expenses and other assets                                 59,000             (19,000)
       Accounts payable                                                (994,000)           (164,000)
       Accrued payroll and related costs                                 17,000              37,000
       Other accrued liabilities                                        (24,000)            (99,000)
                                                                 ---------------     ---------------
         Net cash provided by operating activities                      269,000            (198,000)
                                                                 ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property                                            (1,128,000)
   Purchase of equipment                                                (94,000)           (192,000)
                                                                 ---------------     ---------------
         Net cash flows from investing activities                    (1,222,000)           (192,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to a bank                               2,552,000           1,550,000
   (Payments) on note payable to a bank                              (1,850,000)         (1,150,000)
   Proceeds from stock options exercised                                                      2,000
   Proceeds from long-term debt                                         430,000
   Principal payments on long-term debt                                 (27,000)            (52,000)
                                                                 ---------------     ---------------
         Net cash provided by
            (used in) financing activities                            1,105,000             350,000
                                                                 ---------------     ---------------
         Net increase (decrease) in cash                                152,000             (40,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                   33,000             236,000
                                                                 ---------------     ---------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                 $      185,000      $      196,000
                                                                 ===============     ===============

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.       BASIS OF PRESENTATION

                  Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1999.

                  The accompanying unaudited financial statements reflect all adjustments which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

         2.       EARNINGS PER SHARE

                  The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                                 Three-Month Period Ended August 31,
                                                 -----------------------------------
                                                      1999                1998
    Net Income                                   $    192,000        $    111,000

    Weighted Average Number of Common
     Shares Outstanding during the Period           6,670,000           6,669,000
                                                 -------------       -------------

    Effect of Dilutive Securities Options               1,000              28,000
                                                 -------------       -------------

    Weighted Number of Common Shares and
     Dilutive Potential Common Stock used           6,671,000           6,697,000
     in Diluted EPS                              -------------       -------------


Options on 162,000 shares of common stock were not included in computing diluted EPS for the three-month period ended August 31, 1999 because their effects were antidilutive. Options on 25,000 shares of common stock and 73,500 warrants on common stock were not included in computing diluted EPS for the three-month ended August 31, 1998 because their effects were antidiultive.

PART 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Hi-Shear Technology Corporation designs and manufactures highly reliable electronic and pyrotechnic separation products for the aerospace industry and has adapted its technology to a select group of emerging commercial products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, missiles, advanced fighter aircraft and military systems. Commercial satellite manufacturers and launch vehicle assemblers, NASA, the U.S. Government, foreign space agencies and others in the aerospace business use the Company's aerospace products.

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

         Three Months Ended August 31, 1999 compared with Three Months Ended August 31, 1998
         -------------------------------------------------------------------

         Revenues for the quarter ending August 31, 1999 were $3,558,000 as compared to $2,723,000 for the same period last year. Increased satellite and launch vehicle activities and accelerated deliveries accounted for the higher revenues. Gross profit for the quarter was $1,181,000 or 33 % of revenues compared to $1,156,000 or 42% of revenues for the same period last year. This quarters product mix and average gross profitability was more in line with the Company's average product mix compared to that experienced during the first quarter of last year. Selling, General and Administrative spending for the quarter of $850,000 was at the same level as last year.

         Operating Income of $175,000 or 5% of revenue for the quarter is up from $105,000 or 4% for the same period last year. Improved gross profit and lower Research and Development expenses posted during the quarter accounted for the higher operating income. An increased level of interest was incurred during the period compared to last year and reflected interest paid during the first quarter on borrowings which funded the purchase of property and equipment. The provision for Income Tax Credits reflects a portion of the deferred tax asset which approximates the quarters portion of expected annual realization.

         Net Income for the first quarter was $192,000 or $.03 per share compared to $111,000 or $.02 per share reported for the first quarter last year.

         Liquidity and Capital Resources
         -------------------------------

         Cash flow provided by operating activities was $269,000 during the quarter compared to a negative $198,000 cash flow for the same period last year. This cash flow for the period primarily resulted from collection of outstanding accounts receivables and higher profitability.

         During the quarter, the Company exercised its option to purchase property used by the Company for its operations in Santa Clarita, California for $1,128,000 including related expenses.

         Air Bag Technology
         ------------------

         During the quarter, the high volume production design for the Company's advanced technology air bag inflator was carried out under the joint venture between Hi-Shear and Atlantic Research Corporation. The product design is a low cost design, which results in the lowest cost inflator in the industry with significant potential product profitability. However, for reasons totally unrelated to the quality and value of the technology, Atlantic Research has declined to enter into a joint venture for production of the product. Recognizing the attributes of this unique inflator design, Hi-Shear intends to move forward with a new partner for production to fully exploit this product in the marketplace.

         Computer Systems and the Year 2000
         ----------------------------------

         The Company has made an assessment of its Year 2000 compliance program and has developed a plan to be compliant with all requirements. In considering its assessment the Company has analyzed its internal IT and non-IT systems and determined as follows:

         IT. The Company has installed a system whose software is Year 2000 compliant.

         NON-IT. The Company determined that some older test equipment contained imbedded CPUs that were not Year 2000 compliant. Supporting CPU's in this test equipment have been replaced. These replacements were a part of normal maintenance and did not add any extraordinary costs to operations.

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


                                           HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 8, 1999                   By: /s/ Thomas R. Mooney
     --------------------                     --------------------------------
                                               Thomas R. Mooney
                                               Chairman and CEO



Date:    October 8, 1999                   By: /s/ George W. Trahan
    -----------------------                   --------------------------------
                                              George W. Trahan
                                              President and COO



Date:    October 8, 1999                   By: /s/ Gregory J. Smith
    -----------------------                   --------------------------------
                                              Gregory J. Smith
                                              Chief Accounting Officer