Form 10QSB
period 1999-11-30
HI SHEAR TECHNOLOGY CORP
filed 2000-01-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999
                               -----------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission file number  001-12810
                        ---------

                         Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                             22-2535743
     -------------------------------       -------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


                  24225 Garnier Street, Torrance, CA 90505-5355
             -------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of November 30, 1999. Transitional Small Business
Disclosure Format (Check one):    [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART 1 - FINANCIAL INFORMATION

     Condensed consolidated Balance Sheets ................................1
              November 30, 1999 and May 31, 1999

     Condensed consolidated Statement of Operations .......................2
              three months and six months ended
              November 30, 1999 and 1998

     Condensed consolidated Statement of Cash Flow ........................3
              six months ended November 30, 1999
              and November 30, 1998

     Notes to Financial Statements ........................................4

PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ................5
         CONDITION AND RESULTS OF OPERATIONS

SIGNATURES ................................................................8

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                                                NOVEMBER 30,                 MAY 31,
                                                                    1999                      1999
                                                           --------------------       --------------------
                                                                (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalent                                $           (33,000)       $            33,000
   Accounts Receivable                                               5,498,000                  7,302,000
   Inventories                                                       4,868,000                  3,275,000
   Deferred taxes                                                    1,536,000                  1,200,000
   Prepaid expenses and other current assets                           137,000                    112,000
                                                           --------------------       --------------------

                     Total current assets                           12,006,000                 11,922,000

Land                                                                 1,128,000
Equipment, Net                                                       3,309,000                  3,390,000

Other Assets
   Other intangible assets                                             102,000                    105,000
                                                           --------------------       --------------------

                                                           $        16,545,000        $        15,417,000
                                                           ====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                   $         3,123,000        $         1,701,000
   Current portion of long-term debt                                   702,000                    348,000
   Trade Accounts payable                                              784,000                  2,338,000
   Accrued payroll and related costs                                   518,000                    673,000
   Other accrued liabilities                                           221,000                    338,000
                                                           --------------------       --------------------

                   Total current liabilities                         5,348,000                  5,398,000

Long-Term Debt                                                       1,952,000                    811,000
                                                           --------------------       --------------------

                       Total liabilities                             7,300,000                  6,209,000

Excess of Net Assets Acquired Over Purchase Price                      483,000                    553,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000
     shares authorized; no shares issued
   Common stock, $.001 par value - 25,000,000
     shares authorized; issued and outstanding,
     6,670,000 shares at Nov. 30, 1999 and
     6,670,000 shares at May 31, 1999                                    7,000                      7,000
   Additional paid-in capital                                        7,193,000                  7,193,000
   Retained Earnings                                                 1,562,000                  1,455,000
                                                           --------------------       --------------------

                  Total stockholders' equity                         8,762,000                  8,655,000
                                                           --------------------       --------------------

TOTAL                                                      $        16,545,000        $        15,417,000
                                                           ====================       ====================

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                              SIX-MONTH PERIOD                        THREE-MONTH PERIOD
                                                             ENDED NOVEMBER 30,                       ENDED NOVEMBER 30,
                                                    -----------------------------------       -----------------------------------
                                                           1999               1998                  1999                1998

REVENUES                                            $    5,566,000      $    6,636,000        $    2,008,000      $    3,914,000

Cost of Revenues                                         3,606,000           4,262,000             1,229,000           2,695,000
                                                    ---------------     ---------------       ---------------     ---------------

GROSS PROFIT                                             1,960,000           2,374,000               779,000           1,219,000

Selling, General and Administrative Expenses             1,687,000           1,669,000               837,000             828,000
Research and Development Expenses                          287,000             324,000               131,000             115,000
                                                    ---------------     ---------------       ---------------     ---------------

OPERATING INCOME (LOSS)                                    (14,000)            381,000              (189,000)            276,000

Interest (Expense)                                        (178,000)           (115,000)              (95,000)            (69,000)
                                                    ---------------     ---------------       ---------------     ---------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES AND TAX CREDITS                        (192,000)            266,000              (284,000)            207,000

Provision for Income Taxes Credits                        (300,000)           (112,000)             (200,000)            (60,000)
                                                    ---------------     ---------------       ---------------     ---------------

NET INCOME (LOSS)                                   $      108,000      $      378,000        $      (84,000)     $      267,000
                                                    ===============     ===============       ===============     ===============


NET INCOME PER COMMON SHARE                         $         0.02      $         0.06        $        (0.01)     $         0.04
                                                    ===============     ===============       ===============     ===============
NET INCOME PER COMMON SHARE
  ASSUMING DILUTION                                 $         0.02      $         0.06        $        (0.01)     $         0.04
                                                    ===============     ===============       ===============     ===============


WEIGHTED NUMBER OF COMMON SHARES                         6,670,000           6,669,000             6,670,000           6,669,000
                                                    ===============     ===============       ===============     ===============
WEIGHTED NUMBER OF COMMON SHARES
  ASSUMING DILUTION                                      6,671,000           6,676,000             6,670,000           6,671,000
                                                    ===============     ===============       ===============     ===============

See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                                SIX-MONTH PERIOD
                                                                               ENDED NOVEMBER 30,
                                                                     -------------------------------------
                                                                           1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $      108,000        $      378,000
   Adjustments to reconcile net income
     to net cash used in provided by
     operating activities:
     Depreciation and amortization                                          276,000               217,000
     Amortization of excess of net assets
     acquired over purchase price                                           (69,000)              (69,000)
     Deferred taxes                                                        (336,000)             (132,000)
     Changes in assets and liabilities:
       Accounts receivable                                                1,804,000               427,000
       Inventories                                                       (1,593,000)           (1,142,000)
       Prepaid expenses and other assets                                    (25,000)                  ---
       Accounts payable                                                  (1,554,000)              374,000
       Accrued payroll and related costs                                   (155,000)              133,000
       Other accrued liabilities                                           (117,000)              (28,000)
                                                                     ---------------       ---------------

         Net cash provided by (used in) operating activities             (1,661,000)              158,000
                                                                     ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property                                                (1,128,000)                  ---
   Purchase of equipment                                                   (193,000)             (245,000)
                                                                     ---------------       ---------------

         Net cash flow from investing activities                         (1,321,000)             (245,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on note payable to bank                            1,422,000               825,000
   Proceeds from stock options exercised                                        ---                 2,000
   Proceeds from long-term debt                                           1,630,000                   ---
   Principal payments on long-term debt                                    (136,000)              (90,000)
                                                                     ---------------       ---------------
         Net cash provided by
            (used in) financing activities                                2,916,000               737,000
                                                                     ---------------       ---------------

NET INCREASE (DECREASE) IN CASH                                             (66,000)              650,000

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                       33,000               235,000
                                                                     ---------------       ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                     $      (33,000)       $      885,000
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

2.   EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                            Six-Month Period Ended November 30,
                                          -------------------------------------
                                                1999                  1998

Net Income                                $      108,000        $      378,000
                                          ===============       ===============

Weighted Number of Common Outstanding
  during the period                            6,670,000             6,669,000
                                          ---------------       ---------------

Effect of Dilutive Securities Options              1,000                 7,000
                                          ---------------       ---------------

Weighted Number of Common Shares and
  Dilutive Potential Common Stock used
  in Diluted EPS                               6,671,000             6,676,000
                                          ===============       ===============


Options on 145,000 shares of common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 1999 because their effects were antidilutive. Options on 57,000 shares of common stock and 73,500 warrants on common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 1998 because their effects were antidiultive.

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

Three Months Ended November 30, 1999, compared with Three Months Ended
----------------------------------------------------------------------
November 30, 1998
-----------------

Revenues for the quarter were $2.0 million as compared to $3.9 million for the same period last year. Program timing changes from the United States Government were the major reason for the lower revenues recognized during the period. In addition some customer provided items necessary for product shipment were delayed, preventing revenue recognition of those products during the period. These delays are expected to clear in subsequent periods of the fiscal year. Gross profits for the quarter ended were $779,000 or 39% of revenues as compared to $1,219,000 or 31% of revenues for the same period last year. Although the lower volume of revenue negatively impacted gross profits for the quarter, gross profits as a percent of revenue increased substantially as the result of production efficiencies generated by the implementation of lean manufacturing techniques. The quarter's selling and administrative expenses of $837,000 were at the same level as last year. These amounts reflect the Company's continued pursuit of strategic business opportunities and increased marketing efforts.

Research and development spending for the quarter was $131,000 compared to $115,000 for the same period last year and reflects spending for new satellite product and laser technology development efforts. As a result of these expenses and the lower volume of shipments made during the period, operating loss for the period was $189,000 compared to the operating income of $276,000 for the same period last year. Interest expenses for the quarter were $95,000 and reflect increased borrowing during the period. The provision for Income Tax Credits reflects a portion of the deferred tax asset which approximates the quarters portion of expected annual realization.

As a result of the above, net loss for the second quarter was $84,000 compared to a net income of $267,000 for the same period last year.


Six Months Ended November 30, 1999 compared with Six Months Ended
------------------------------------------------------------------------------
November 30, 1998
-----------------

Revenues for the six months were $5.6 million as compared to $6.6 million last year. Program timing changes from the United States Government that affected the second quarter were the major reason for the lower revenues. Gross profit for the six months was $2.0 million or 35% of revenues as compared to $2.4 million or 36% of revenues in the first six months of last year. Gross profits during the six-month period reflects the improved gross margin experienced during the second quarter and resulted from improved production efficiencies. Selling and administrative expenses of $1.7 million for the six months of fiscal 2000 were at the same level as last year.

Research and development spending was $287,000 compared to the $324,000 in the prior year and reflect the Company's continuing investment in new product development. The resulting operating loss for the first six months of fiscal year 2000 was $14,000 compared to operating income of $381,000 for the same period last year. Interest expense during the six months reflects higher borrowing during the period. The provision for Income Tax Credits reflects a portion of the deferred tax asset which approximates the six months portion of expected annual realization.

As a result of the above, net income for the first six months of fiscal year 2000 was $108,000 or $.02 per share as compared to a net income of $378,000 or $.06 per share in last year's comparable period.

Liquidity and Capital Resources
-------------------------------

During the six month period ended November 30, 1999, a significant reduction in accounts payable was made to capture purchase discounts and to pay invoices for the purchase of new manufacturing equipment acquired prior to the fiscal period. Inventory rose during the six months due to the purchase of key materials required to fulfill the Company's strategic objective of maintaining key inventory items in stock in order to speed product delivery time. In addition, certain contract inventory was not liquidated into revenues during the period due to program timing delays. This inventory will be reduced as these program timing delays are cleared and products are shipped during the third quarter. Primarily because of the efforts outlined above, the Company experienced a negative cash flow of $1.7 million from operations for the first six months of fiscal 2000 as compared with a positive cash flow of $158,000 for the comparable six months of fiscal 1999.

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

As of the date hereof, the Company has experienced no problems relating to Year 2000 compliance. However, the full extent of potential problems relating to Year 2000 compliance is as yet undetermined and problems relating to Year 2000 compliance may affect the Company and its customers and suppliers during fiscal year 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HI-SHEAR TECHNOLOGY CORPORATION



Date:  January 14, 2000                By:   /s/ Thomas R. Mooney
     --------------------                    -----------------------------------
                                             Thomas R. Mooney
                                             Chairman and CEO



Date:  January 14, 2000                By:   /s/ George W. Trahan
     --------------------                    -----------------------------------
                                             George W. Trahan
                                             President and COO



Date:  January 14, 2000                By:   /s/ Gregory J. Smith
     --------------------                    -----------------------------------
                                             Gregory J. Smith
                                             Chief Accounting Officer