Form 10QSB
period 2000-02-29
HI SHEAR TECHNOLOGY CORP
filed 2000-04-13
CIK 918027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000
                               -----------------

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


                   (Issuer's telephone number ) (310) 784-2100


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of February 29, 2000. Transitional Small Business
Disclosure Format (Check one):   [ ] Yes [X] No
================================================================================
                                        i

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



    PART I - FINANCIAL INFORMATION                                      PAGE NO.
                                                                        --------

         ITEM 1 - FINANCIAL STATEMENTS

              Balance Sheets ................................................1
                   February 29, 2000 and May 31, 1999

              Statement of Operations .......................................2
                   Three-month periods ending February 29, 2000 and February 28, 1999, nine-month periods ending
                   February 29, 2000 and February 28, 1999

              Statement of Cash Flows .......................................3
                   Nine-months ended February 29, 2000
                   and nine-months ended February 28, 1999

              Notes to Financial Statements .................................4

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .......................5

    PART II - OTHER INFORMATION

         ITEM 5 - OTHER INFORMATION .........................................7

    SIGNATURES ..............................................................8

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                 February 29,         May 31,
                                                     2000               1999
                                                 -------------     -------------
                                                  (UNAUDITED)
ASSETS:

Current Assets:
 Cash and cash equivalents                       $    (53,000)     $     33,000
 Accounts receivable                                5,323,000         7,302,000
 Inventories                                        5,861,000         3,275,000
 Deferred taxes                                     1,704,000         1,200,000
 Prepaid expenses and other current assets             62,000           112,000
                                                 -------------     -------------
         Total current assets                      12,897,000        11,922,000

Land                                                1,128,000                 -
Equipment, Net                                      3,257,000         3,390,000

 Intangible assets                                    101,000           105,000
                                                 -------------     -------------
                                                 $ 17,383,000      $ 15,417,000
                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable to bank                           $  3,690,000      $  1,701,000
 Current portion of long-term debt                    802,000           348,000
 Trade accounts payable                             1,374,000         2,338,000
 Accrued payroll and related costs                    251,000           673,000
 Other accrued liabilities                            273,000           338,000
                                                 -------------     -------------
         Total current liabilities                  6,390,000         5,398,000

Long-Term Debt, less current portion                1,748,000           811,000
                                                 -------------     -------------
         Total liabilities                          8,138,000         6,209,000

Excess of Net Assets Acquired Over
 Purchase Price                                       449,000           553,000

Stockholders' Equity
 Preferred stock, $1.00 par value; 500,000
  shares authorized; no shares issued
 Common stock, $.001 par value - 25,000,000
  shares authorized; issued and outstanding,
  6,670,000 shares at Feb. 29, 2000 and
  6,670,000 shares at May 31, 1999                      7,000             7,000
 Additional paid-in capital                         7,193,000         7,193,000
 Retained Earnings                                  1,596,000         1,455,000
                                                 -------------     -------------
         Total stockholders' equity                 8,796,000         8,655,000
                                                 -------------     -------------
TOTAL                                            $ 17,383,000      $ 15,417,000
                                                 =============     =============

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Nine-Month period Ended               Three-Month period Ended
                                                       February 29,       February 28,       February 29,       February 28,
                                                       ---------------------------------     --------------------------------
                                                           2000               1999               2000               1999


REVENUES                                               $  7,909,000       $ 11,313,000       $  2,343,000       $  4,677,000

Cost of Revenues                                          5,091,000          7,564,000          1,485,000          3,303,000
                                                       -------------      -------------      -------------      -------------

GROSS PROFIT                                              2,818,000          3,749,000            858,000          1,374,000

Selling, General and Administrative Expenses              2,423,000          2,366,000            736,000            696,000
Research and Development Expenses                           413,000            420,000            126,000             97,000
                                                       -------------      -------------      -------------      -------------

OPERATING INCOME (LOSS)                                     (18,000)           963,000             (4,000)           581,000

Interest (Expense)                                         (306,000)          (163,000)          (128,000)           (47,000)
                                                       -------------      -------------      -------------      -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME                  (324,000)           800,000           (132,000)           534,000
 TAXES AND TAX CREDITS

Provision for Income Taxes Credits                         (466,000)          (169,000)          (166,000)           (57,000)
                                                       -------------      -------------      -------------      -------------

NET INCOME                                             $    142,000       $    969,000       $     34,000       $    591,000
                                                       =============      =============      =============      =============


NET INCOME PER COMMON SHARE                            $       0.02       $       0.15       $       0.01       $       0.09
                                                       =============      =============      =============      =============
NET INCOME PER COMMON SHARE
 ASSUMING DILUTION                                     $       0.02       $       0.14       $       0.01       $       0.09
                                                       =============      =============      =============      =============


WEIGHTED NUMBER OF COMMON SHARES                          6,670,000          6,669,000          6,670,000           6,669,000
                                                       =============      =============      =============      ==============
WEIGHTED NUMBER OF COMMON SHARES
 ASSUMING DILUTION                                        6,670,000          6,684,000          6,670,000           6,685,000
                                                       =============      =============      =============      ==============

See notes to financial statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Nine-Month period Ended
                                                 February 29,      February 28,
                                                 -------------     -------------
                                                     2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $    142,000      $    969,000
 Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                      419,000           332,000
   Amortization of excess of net assets
    acquired over purchase price                     (104,000)         (104,000)
   Deferred taxes                                    (504,000)         (198,000)
   Interest expense                                   306,000           163,000
  Changes in assets and liabilities:
   Accounts receivable                              1,979,000           409,000
   Inventories                                     (2,586,000)       (1,701,000)
   Prepaid expenses and other assets                   50,000            46,000
   Accounts payable                                  (964,000)          489,000
    Equipment purchase disbursements                  382,000                 -
   Accrued payroll and related costs                 (422,000)          139,000
   Other accrued liabilities                          (65,000)          (49,000)
                                                 -------------     -------------
    Net cash provided by (used in) operating
    activities                                     (1,367,000)          495,000
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property                          (1,128,000)                -
   Purchase of equipment                             (665,000)         (502,000)
                                                 -------------     -------------

         Net cash flow from investing activities   (1,793,000)         (502,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on note payable to bank      1,989,000            75,000
   Proceeds from stock options exercised                    -             4,000
   Proceeds from long-term debt                     1,630,000                 -
   Interest payments on long-term debt and note
    payable to bank                                  (306,000)         (163,000)
   Principal payments on long-term debt              (239,000)         (130,000)
                                                 -------------     -------------

         Net cash provided by (used in)
         financing activities                       3,074,000          (214,000)
                                                 -------------     -------------
NET INCREASE (DECREASE) IN CASH                       (86,000)         (221,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 33,000           235,000
                                                 -------------     -------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD      $    (53,000)     $     14,000
                                                 =============     =============

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

    1.   BASIS OF PRESENTATION

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 1999.

         The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

    2.   EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                                            Nine-Month period Ended               Three-Month period Ended
                                                       February 29,       February 28,       February 29,       February 28,
                                                       ---------------------------------     --------------------------------
                                                           2000               1999               2000               1999
Net Income                                             $    142,000       $    969,000       $     34,000       $    591,000
                                                       =============      =============      =============      =============

Weighted Average Number of Common
 Shares Outstanding during the Period                     6,670,000          6,669,000          6,670,000          6,669,000
                                                       -------------      -------------      -------------      -------------

Effect of Dilutive Securities
 Options                                                          0             15,000                  0             16,000
                                                       -------------      -------------      -------------      -------------

Weighted Number of Common Shares and
 Dilutive Potential Common Stock used
 in Diluted EPS                                           6,670,000          6,684,000          6,670,000          6,685,000
                                                       =============      =============      =============      =============


Options on 137,000 shares of common stock were not included in computing EPS assuming dilution for the nine-month period and the three-month period ended February 29, 2000 because their effects were antidilutive. Options on 58,000 shares of common stock and 73,500 warrants on common stock were not included in computing diluted EPS for the nine-month period and the three-month ended February 28, 1999 because their effects were antidiultive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Three Months Ended February 29, 2000 compared with Three Months Ended
         ---------------------------------------------------------------------
         February 28, 1999
         ------------------

         Revenues for the quarter were $2,343,000 as compared to $4,677,000 for the same period last year. Delays by the Air Force in releasing its requirements for ejection seat sequencers, in addition to the lack of some customer supplied items necessary for other product shipments, were the major reason for the lower revenues. Although most delays are expected to clear in the fourth quarter, the Air Force sequencer release will probably be delayed further such that revenues will not be recognized within the fiscal year.

         The Patriot Advanced Capability (PAC-3) anti-missile program, previously a program that was delayed by the government earlier in the year, has been awarded to Hi-Shear and activity has started moving forward rapidly. The Company has started work on the manufacturing of its innovative PAC-3 anti-missile electronic firing system according to the Army's initial production schedule. The PAC-3 anti-missile represents the significant upgrades that the Army is making to its National Missile Defense program and is scheduled to expand rapidly from low rate production to full production over the next two years.

         Gross profits for the quarter ended were $858,000 or 37% of revenues as compared to $1,374,000 or 29% of revenues for the same period last year. Although the lower volume of revenue negatively impacted gross profits for the quarter, gross profits measured as a percent of revenue increased substantially as the result of production efficiencies generated by the implementation of lean manufacturing techniques and additional production capabilities. The quarter's selling and administrative expenses of $736,000 were slightly higher than the $696,000 spent during the same period last year as the result of significant new business proposal efforts, which reflect the Company's continued pursuit of strategic business opportunities and increased marketing efforts.

         Research and development spending for the quarter increased to $126,000 compared to $97,000 for the same period last year, and reflects spending for innovative new satellite product and significant laser technology development efforts performed during the quarter. As a result of these expenses and the lower volume of shipments made during the period, an operating loss of $4,000 was incurred compared to the operating income of $581,000 for the same period last year. Interest expenses for the quarter were $128,000, and reflects the costs of accumulated equipment and property purchases and increased inventory levels during the period. The provision for Income Tax Credits reflects a portion of the deferred tax asset which approximates the quarter's portion of expected annual realization.

         As a result of the above, net income for the third quarter was $34,000 compared to a net income of $591,000 for the same period last year.

         Nine Months Ended February 29, 2000 compared with Nine Months Ended
         -------------------------------------------------------------------
         February 28, 1999
         -----------------

         Revenues for the nine months were $7,909,000 as compared to $11,313,000 last year. Some government programs were not released until later in the fiscal year than expected, and were the major reason for the lower revenues recognized during the period. In addition, some customer provided items necessary for product shipment from inventory were not received, preventing revenue recognition of those products during the period. These items are expected to be received in the fourth quarter allowing shipment of these products from inventory in the fiscal year. Gross profit for the nine months was $2,818,000 or 36% of revenues as compared to $3,749,000 or 33% of revenues in the first nine months of last year. The increase in gross profits measured as a percent of revenue is the result of the Company's continuing efforts to improve production efficiencies and capabilities. Selling and administrative expenses of $2,423,000 for the nine months of fiscal 2000 were at the same level as last year.

         Research and development spending was $413,000 compared to the $420,000 in the prior year and reflects the Company's continuing investment in new product development. The resulting operating loss for the first nine months of fiscal year 2000 was $18,000 compared to operating income of $963,000 for the same period last year. Interest expense during the nine months reflects higher borrowing related to accumulated new equipment purchases, purchase of property and increased inventories during the period. The provision for Income Tax Credits reflects a portion of the deferred tax asset which approximates the nine months portion of expected annual realization.

         As a result of the above, net income for the first nine months of fiscal year 2000 was $142,000 or $.02 per share as compared to a net income of $969,000 or $.15 per share in last year's comparable period.

         Santa Clarita Property Developments
         -----------------------------------

         The Company owns and maintains a 16-acre property in Santa Clarita, California. The facility is currently used for the blending and storage of pyrotechnic base mixes. There has been extensive residential and commercial development in the area of the property, and this has significantly increased the value of this property. In addition, the construction of a connector highway to provide easy on and off access to the local freeway has been approved. The property is located in the Santa Clarita Business Park development area in which 220 acres of commercial development has been approved for this Business Park.

         In light of these developments Hi-Shear has obtained approval to perform the functions formerly performed at the Santa Clarita site at its Torrance facility. The Company has drawn development plans and has listed the Santa Clarita property for sale with a commercial real estate brokerage firm for $3,548,014.

         Liquidity and Capital Resources
         -------------------------------

         During the nine month period ended February 29, 2000, a significant reduction in accounts payable was made to capture purchase discounts and to pay invoices for the purchase of new manufacturing equipment that was received prior to the fiscal year. Inventory rose during the nine months due to the purchase of key materials required to fulfill the Company's strategic objective of maintaining key inventory items in stock in order to speed product delivery time. In addition, certain contract inventory was not liquidated into revenues during the period due to program timing delays and the lack of some customer supplied items. This inventory will be reduced as these program timing delays are cleared and products are shipped from inventory during the fourth quarter.

         To further expand Hi-Shear's production capability, additional machining and test equipment was purchased and installed during this fiscal year. Also, the amount of the Company's credit facility was increased from $3,500,000 to $5,500,000 allowing for future working capital needs. This increase in the credit facility was made without an increase in interest rate.

         Computer Systems and the Year 2000
         ----------------------------------

         The Company has installed a system whose software is Year 2000 compliant. As of the date hereof, the Company has experienced no problems relating to Year 2000 compliance. However, the full extent of potential problems related to Year 2000 compliance is as yet undetermined and problems relating to Year 2000 compliance may affect the Company and its customers and suppliers during fiscal year 2000.


         PART II - OTHER INFORMATION
ITEM 5 - OTHER INFORMATION

         Mr. George W. Trahan was named Chief Executive Officer and Co-chairman upon the retirement of Mr. Thomas R. Mooney, the former CEO, in early March. Mr. Trahan is a Director of the Company and has served as Executive Vice President from 1993 until his election as President in June 1998. Mr. Mooney will remain as a Director and Co-chairman and will be available to the Company under a five-year consulting agreement.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 14, 2000                          By: /s/ George W. Trahan
     -----------------------                         ------------------------
                                                         George W. Trahan
                                                        President and CEO



Date:    April 14, 2000                          By: /s/ Gregory J. Smith
     -----------------------                         ------------------------
                                                         Gregory J. Smith
                                                     Chief Accounting Officer