Form 10KSB
period 2000-05-31
HI SHEAR TECHNOLOGY CORP
filed 2000-08-24
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [Fee Required]

    FOR THE FISCAL YEAR ENDED MAY 31, 2000    COMMISSION FILE NUMBER:  001-12810

                         HI-SHEAR TECHNOLOGY CORPORATION
                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                                  22-2535743
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   24225 GARNIER STREET, TORRANCE, CA                     90505-5355
(Address of principal executive offices)                  (Zip Code)

       Issuer's Telephone Number:                       (310) 784-2100

         Securities registered under Section 12(b) of the Exchange Act:
     (Title of each class)        (Name of each exchange on which registered)
         COMMON STOCK                      AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ 13,989,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $2,931,985 as of July 21, 2000, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,670,000 shares of the Registrants Common Stock issued and outstanding as of July 21, 2000.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2000.

Transitional Small Business Disclosure Format   YES ( )   NO (X)

                         HI-SHEAR TECHNOLOGY CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.

    ITEM 1  BUSINESS..................................................     1

    ITEM 2  PROPERTIES................................................     4

    ITEM 3  LEGAL PROCEEDINGS.........................................     5

    ITEM 4  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..........     5


PART II.

    ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..     6

    ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................     6

    ITEM 7  FINANCIAL STATEMENTS......................................     9

    ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................     9


PART III.

    ITEM 9  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES...........    10

    ITEM 10 EXECUTIVE COMPENSATION....................................    10

    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT............................................    10

    ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    10


PART IV.

    ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K..........................    10

SIGNATURES  ..........................................................    11

EXHIBIT INDEX  .......................................................    12

INDEX TO FINANCIAL STATEMENTS.........................................    14

                                     PART I


ITEM 1. BUSINESS


GENERAL OVERVIEW
         Hi-Shear Technology Corporation (the "Company") designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, and has adapted its technology to a select group of emerging non-aerospace products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as commercial satellite manufacturers, launch vehicle assemblers, the U.S. Government including NASA, foreign space agencies and commercial launch ventures, and others in the aerospace business widely use the Company's aerospace products. In addition, Hi-Shear has developed a low-cost environmentally safe air bag inflator technology for use in automobile air bag safety systems and specialized cutters for use by rescue workers in emergency situations.

         The Company was incorporated in 1984 in the state of Delaware.

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.


HI-SHEAR PRODUCTS
         Hi-Shear's products were originally introduced for the United States space program, and consist primarily of pyrotechnic power cartridges and various types of aerospace separation devices designed to meet the demand for reliable high performance devices with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. As Hi-Shear's product line has expanded, the Company has designed supporting electronic systems to sequentially fire the separation devices according to pre-programmed parameters. These electronic devices are used in missiles, launch vehicles, fighter aircraft ejection seats and other applications. The Company has also adapted its technology to produce advanced competitively priced products for non-aerospace markets. Hi-Shear's products can be grouped into five product categories as follows:

         POWER CARTRIDGES/INITIATORS. Satellites, missiles, and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to open satellite doors, deploy solar panels, booms, communications antennae, missile fins, and in driving stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout the Space Shuttle.

         CARTRIDGE ACTUATED DEVICES. The Company's cartridge actuated devices are gas-activated products utilized for satellites, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks, solar arrays, antenna booms and other devices. The Company maintains an active development program for new designs, including low shock deployment systems for the increasingly lighter satellites used in communications and other commercial applications.

         ELECTRONIC AND LASER PRODUCTS. Hi-Shear remains a key supplier of sequencers for the U.S. Air Force ACES II crew ejection seat now placed in many fighter aircraft, including the A-10, B-2, F-15 and F-16. The Company originally developed the Analog Recovery Sequencer, which electronically triggers various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished.

         Hi-Shear also supplies electronic safe arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is fully developed and has entered the low rate initial production (LRIP) and full-scale production phases. The Company employs a proprietary initiator that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years making it among the longest in the industry.

         The Company has been actively pursuing the development of laser ordnance and initiation systems and has continued to evolve and enhance its laser firing products. Hi-Shear's new laser pyro-initiator control system is being employed to fire the hold-down post detonators on the X-33 Space Vehicle. This innovative system provides the full optical energy to test, perform diagnostics and initiate ordnance devices on this futuristic space vehicle. In addition, Hi-Shear has also developed and tested a breech-mounted laser that delivers the full optical energy to ignite the main charge propellant for the Army's 155mm Howitzer.

         EMERGENCY CUTTERS. Hi-Shear's emergency cutters are fast, safe, and reliable rescue tools for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LifeShear cutter's light weight, mobility, ease of use, and inexpensive design enable it to quickly cut through a variety of tough materials and auto parts in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. During the year the triggering mechanism was redesigned to function more efficiently, which the Company believes will enhance its marketability. This product is being exclusively marketed and distributed in the United States, Canada and Japan by Hale Products Inc. the maker and distributor of the Hurst "Jaws of Life". The Company manufactures the LifeShear and its accompanying power cartridges for sales in these regions. The Company's European licensee is manufacturing the LifeShear product for sales in its assigned territory.

         AIR BAG INFLATOR TECHNOLOGY. Hi-Shear has developed and patented a unique automobile air bag inflator technology. The Company's inflator propellant and the gas it produces are benign and environmentally safe in contrast to the toxic gases and materials used in existing air bag systems. Concurrent with the worldwide rise in air bag inflator unit volume there has been a significant decrease in unit price for each of the several air bag components (sensor, inflator, initiator and bag) and hence, a decrease in overall air bag prices. This reduction in unit price can enable a low cost inflator, such as Hi-Shear's technology, to capture volume through increased market share.

         Hi-Shear continues to build its proprietary rights in the field of air bag inflator technology. The Company has been awarded several innovative patents for its air bag technology. Hi-Shear's automobile air bag inflator technology with its lower projected cost, offers the automobile industry a high performance, non-toxic, low cost alternative to current air bag inflator systems.

         To facilitate the final high volume manufacturing design and to market this low cost air bag inflator for use in air bag safety systems, the Company seeks an alliance with a major air bag inflator manufacturer. This potential partner will be selected based on their manufacturing, expertise and marketing capabilities that will be used to strategically exploit the benefits of this technology in the marketplace.

CUSTOMERS AND CONTRACTS
         Most of the Company's customers tend to be large aerospace prime or subcontractors. Lockheed Martin, the Boeing Company, and Hughes Space & Communications Co. together accounted for 31% of the Company's revenues. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 17% of revenue in fiscal year 2000. In fiscal year 2001, contract awards and contract competition phases will continue to vary and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In fiscal year 2000 most of the Company's contracts were on a fixed price contract basis where the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. Also, Company contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.


BACKLOG
         The Company's average time to design, manufacture and ship its products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2000, the Company continued its programs to reduce many of its manufacturing lead-times to help its customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry less components in their inventory and to speed the construction of launch vehicles and satellites.

         Total requirements included in contracts undertaken by the Company may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects that are included in the Company's backlog. Although backlog represents business that is considered to be firm, there can be no assurance that cancellations, changes in quantities, funding changes, or scope adjustments will not occur. As of June 30, 2000 the Company's backlog was $11.1 million.


COMPETITION
         To compete in the aerospace contracts market, companies must typically be involved in the development stage of the product. The research and development for "qualifying" the product pursuant to customer plans and specifications is a costly and time-consuming process. During the last two fiscal years, research and development expenditure was $489,000 and $697,000 respectively. Each of the Company's aerospace products is thoroughly tested individually, as well as tested in conjunction with the end product into which it is incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of its products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors.

         As an independent corporation, the Company currently qualifies as a small business entity for the purposes of dealing with U.S. Government contracts or programs.

MANUFACTURING AND PRODUCTION
         Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge in the power cartridge. Production of the electromechanical devices involves machining components in the Company's Precision Manufacturing / Testing Center (PMTC), the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. The Company has been safely handling and processing these fuels and oxidizers for over forty years.

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

EMPLOYEES
         As of May 31, 2000 the Company had 110 employees, all of whom are full-time employees, the majority of whom are engineers and technicians. The Company's success depends on its ability to attract and retain highly qualified personnel. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities. The Company has never suffered a work stoppage and considers its relations with its employees to be excellent.

         The Company files annual and quarterly reports and proxy statements with the Securities and Exchange Commission (the "Commission") pursuant to federal securities laws. You may inspect such reports, including the exhibits thereto, without charge, at the Public Reference Room of the Commission at 450 Fifth Street N.W., Washington, D.C., and at the regional offices of the Commission located at 7 World Trade Center, 13th Floor, New York, New York. You may obtain copies of the reports from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of the prescribed fees. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You may also access such material electronically by means of the Commission's home page on the Internet at HTTP://WWW.SEC.GOV.

         We intend to make available to our stockholders annual reports containing financial statements audited by an independent certified public accounting firm. We may also make available to our stockholders, from time to time, other reports about material corporate developments.


ITEM 2. PROPERTIES

         The Company's manufacturing and executive offices are located in Torrance, California, in a 75,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a lease for five (5) years which terminates in August 2004. The Company owns a 16-acre facility in Santa Clarita, California, which is used for blending and storing large amounts of base mixes. The main building on the facility is an 8,000 square foot manufacturing and assembly area that includes a 2,500 square foot blending and loading area. The Company purchased the property on June 4, 1999 when it exercised its purchase option under an operating lease. The Company believes that its current leased facilities in Torrance and property in Santa Clarita will adequately support its operations for the foreseeable future. Management believes that each of the properties is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently a party to several disputes that may result in litigation. After consulting with counsel, it is the opinion of management that ultimate liability, if any, with respect to these disputes, will not be material to the Company.

         The Company recently received notice of an arbitration proceeding by a software supplier, involving a claim of approximately $171,000. Management believes it has meritorious defenses and counter claims to this action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                           High          Low
                                                          -------      -------
         Fiscal Year 2000 ending May 31, 2000

                    4th Quarter                            3-1/2       2
                    3rd Quarter                            3-1/2       2-7/16
                    2nd Quarter                            5           2-15/16
                    1st Quarter                            5-1/2       4-3/4

         Fiscal Year 1999 ending May 31, 1999

                    4th Quarter                            6-3/4       4-7/8
                    3rd Quarter                            7-1/2       4-1/8
                    2nd Quarter                            6-3/8       4-1/2
                    1st Quarter                            8-7/8       5-7/16


         The Company has never paid a cash dividend and the payment of any cash dividends in the future are subject to the terms of the Company's credit facility (see Note 7, Financial Statements). Dividends will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         The number of holders of record of the Company's Common Stock was approximately 61 and the number of beneficial shareholders was approximately 1,097 as of July 21, 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These include the acceptance of its new aerospace and non-aerospace products, the acceptance and pricing of its non-aerospace products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

RESULTS OF OPERATIONS


FISCAL YEAR ENDED MAY 31, 2000 COMPARED WITH FISCAL YEAR ENDED MAY 31, 1999

         Hi-Shear experienced continued demand for its pyrotechnic satellite and launch vehicle separation products. The use of new production capabilities and improved manufacturing techniques during the year allowed costs to be reduced and the speed of production to be increased. This allowed production cycles to be significantly reduced, allowing Hi-Shear's products to be manufactured in less time and successfully forwarded to customers according to their accelerated schedules. This accomplishment was carried out despite the decrease in electronic product revenues, which the Company experienced during the year as the result of Defense Department electronic contract award delays. As the result of these delays in electronic product awards, revenues totaled $14.0 million for the year compared to revenues of $17.3 million for fiscal year 1999.

         The Patriot Advanced Capability (PAC-3) anti-missile program was successfully awarded to Hi-Shear late in the third quarter of this fiscal year. This contract award had been delayed since fiscal year 1998. The PAC-3 missile program represents the significant upgrades that the Army is making to its National Missile Defense. Also affecting the year's electronic product revenues, the production requirements for the Air Force ejection seat sequencer were not placed with the Company until May, and therefore, will be produced and sold in the 2001 fiscal year. Annual production requirements for these products are typically placed 10 months earlier in the year.

         Hi-Shear continues to see an increasing demand from its traditional customer base for satellite and launch vehicle components and its line of electronic products. In addition, the Company is expanding its marketing and manufacturing of additional types of satellite devices are expected to result in increasing the revenue dollars realized from each space vehicle launch.

         During fiscal year 2000 Hi-Shear continued to make significant investments in the future by expanding capabilities beyond the significant machining expansion carried out during fiscal year 1999. The new machining configuration and added capabilities have resulted in much shorter lead-times for the delivery of products and lower overall costs.

         Gross profits of $4.0 million or 28% as a percent of revenue were earned during the year. Although this amount is less than the $5.4 million or 31% as a percent of revenue posted last year, it reflects excellent cost control in response to the lower volume of revenue experienced in the period. Improvements in manufacturing efficiencies lowered assembly costs and reduced product turnaround time during the year and helped to offset the effects of lower volume.

         Selling, General and Administrative expenses (including research and development activities) totaled $3.4 million in fiscal year 2000, compared to $3.8 million in fiscal year 1999. Increased spending for new business proposals and Year 2000 computer software expenses were more than offset by efficiency cost reductions and fewer research and development projects carried out during the year.

         Concentrated product development efforts during the year led to a successful laser pyro-initiator control system, a mechanically fired emergency cutter and a unique low shock satellite and launch vehicle separation system. Hi-Shear believes these important development efforts will result in increased sales in both existing and new markets.

         Operating Income for fiscal year 2000 was $0.6 million compared to $1.7 million last year. The lower level of operating income this year resulted from the margins on delayed programs not occurring in the fiscal period. This was offset by lower expenses and a higher margin realized on programs that were existent during the year.

         Increased borrowing was necessary during the year to fund the purchase of the 16-acre Santa Clarita property and to support increased working capital requirements during the year. This additional borrowing caused interest expense to rise from $213,000 incurred in fiscal 1999 to the $490,000 incurred in fiscal year 2000. In previous years a much larger portion of the Company's working capital was financed by interest free, government funded, progress payments. These government based progress loans are not available in the proportion that they were in the past and the Company has substituted commercial financing to supply its needs.

         The Company's Provision for Income Tax Credits amounted to $607,000 and $624,000 for the fiscal years 2000 and 1999, respectively. For fiscal year 2000 the Company's management determined that it is more likely than not that all of the deferred tax assets remaining will be realized prior to expiration. Accordingly, all unrecognized potential deferred tax assets that existed at the end of the previous fiscal year were recognized in fiscal 2000. Management expects future tax provisions to be approximately 41% of pre-tax income.

         The Net Income for fiscal year 2000 was $0.7 million or $0.10 per share compared to $2.1 million or $0.31 per share for fiscal year 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $2.1 million was used in operations during the fiscal year compared to $0.6 million provided by operations in the previous year. The difference in operating cash flow was the result of higher receivables and lower accounts payable compared to the beginning of the year. The increase in year-end receivables was primarily the result of a larger amount of unbilled revenue recognized from fixed price contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting combined with an increase in claims receivable. The decrease in accounts payable was primarily a consequence of the Company successfully completing the transition from reliance on outside sub-contractors for machined component parts to full utilization of the Company's expanded machining capabilities. The Company has three claims outstanding totaling approximately $2 million. One of these claims was filed in the fiscal year 1998 and two were filed in fiscal year 2000. Management expects them to be realized. Also note that management believes they will all be paid within fiscal year 2001.

         Early in the year, the Company exercised its option to purchase the 16-acre storage and blending facility at Santa Clarita, California. This facility, which the Company had been leasing, was purchased for $1.1 million cash. Since there has been extensive residential and commercial development in the area of the property, and the construction of a connector highway to provide easy freeway access has been approved, the Company has listed the property for sale for $3.5 million. If the Santa Clarita facility is sold, management plans to transfer the functions performed at the Santa Clarita site to its Torrance facility.

         During fiscal year 2000 the Company invested $0.9 million in capital expenditures, compared to $1.5 million invested in capital expenditures during fiscal year 1999. Over $2.7 million of capital was invested during fiscal years 1998 and 1999 for the purpose of expanding the Company's capabilities through the purchase of machining and testing equipment.

         The Company's primary sources of capital during the fiscal year 2000 were its operating cash flow and commercial financing. The Company continues to maintain a line of credit with a commercial bank and pays market interest on the outstanding balance. The amount of this credit facility was increased from $3.5 million to $5.1 million allowing for future working capital needs. As of May 31, 2000, there was $4.5 million outstanding on this line of credit. The credit agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2000, the Company was not in compliance with certain of these covenants. On August 21, 2000, the Bank waived these convenant violations.

NEW PRONOUNCEMENT

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.


COMPUTER SYSTEMS AND YEAR 2000

         The Company has installed a system whose software is Year 2000 compliant. As of the date hereof and during fiscal year 2000, the Company has experienced no problems relating to Year 2000 compliance. However, the full extent of potential problems related to Year 2000 compliance is as yet undetermined and problems relating to Year 2000 compliance may affect the Company and its customers and suppliers during fiscal year 2001.


ITEM 7. FINANCIAL STATEMENTS

         The report of the independent accountants and combined statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2000 and is incorporated herein by reference.

         On April 4, 2000 the Board of Directors named Mr. George W. Trahan, President, Chief Executive Officer and Co-chairman upon the retirement of Mr. Thomas R. Mooney, the former CEO, in early March. Mr. Trahan joined Hi-Shear in 1990 as Vice President and has served as Executive Vice President from 1993 until his election as President in June 1998. Mr. Mooney will remain as Director and Co-chairman and will be available to the Company under a five-year consulting agreement.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2000 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2000 and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See "Exhibit Index", page 12.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 2000.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HI-SHEAR TECHNOLOGY CORPORATION


Date: August 24, 2000                       By:  /s/ George W. Trahan
      ------------------                         -------------------------------
                                                 President, Chief Executive
                                                 Officer and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2000                       By:  /s/ George W. Trahan
      ------------------                         -------------------------------
                                                 President, Chief Executive
                                                 Officer and Co-chairman


                                            By:  /s/ Thomas R. Mooney
                                                 -------------------------------
                                                 Director, Co-chairman of the
                                                 Board


                                            By:  /s/ Gregory J. Smith
                                                 -------------------------------
                                                 Principal Financial and
                                                 Accounting Officer


                                            By:  /s/ Jack Bunis
                                                 -------------------------------
                                                 Director


                                            By:  /s/ David W. Einsel
                                                 -------------------------------
                                                 Director

                                  EXHIBIT INDEX

                                                                 SEQUENTIALLY
EXHIBIT NUMBER    DESCRIPTIONS                                     NUMBERED
--------------    ------------                                     --------

3.1               Certificate of Incorporation, as amended*

3.2               Bylaws, as amended**

4.1               Form of Common Stock***

10.1              1993 Stock Option Plan**

10.2.1            Consulting Agreement with Thomas R. Mooney

10.3              Employment Agreement with George W. Trahan*****

10.3.1            Amendment to Employment Agreement with George W. Trahan

10.4.1            Torrance Property Lease

10.5.1            Form of Buy/Sell Agreement

10.6              Southern California Bank Credit Facility****

10.6.1            Promissory Note Relating to U.S. Bank Credit Facility*****

10.6.2            Promissory Note Relating to U.S. Bank Credit Facility*****

10.6.3            Promissory Note Relating to U.S. Bank Credit Facility

23.1              Consent of Independent Auditor's

27.1              Financial Data Schedule
----------

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

**** PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.

***** PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM
      10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17,
      1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Independent Auditor's Report        .............................          F-1

Balance Sheet                       .............................          F-2

Statements of Operations            .............................          F-3

Statements of Stockholders' Equity  .............................          F-4

Statements of Cash Flows            .............................          F-5

Notes to Financial Statements       .............................   F-6 - F-14

                         [McGLADREY & PULLEN, LLP LOGO]





                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying balance sheet of Hi-Shear Technology Corporation (The "Company") as of May 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at May 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2000 in conformity with generally accepted accounting principles.


                                                        McGladrey & Pullen, LLP

/s/  McGladrey & Pullen, LLP

Anaheim, California
August 1, 2000, except for the
first paragraph of Note 7 as to which the date is August 21, 2000.

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
MAY 31, 2000

ASSETS (NOTE 7)                                                      2000
--------------------------------------------------------------------------------

Current Assets
   Accounts receivable (Note 3)                                  $    8,906,000
   Inventories (Note 4)                                               2,909,000
   Deferred taxes (Note 8)                                              775,000
   Prepaid expenses and other current
    assets (Note 6)                                                     382,000
                                                                 ---------------

     TOTAL CURRENT ASSETS                                            12,972,000

Land held for sale (Note 6)                                             846,000
Equipment, net (Note 5)                                               3,307,000
Deferred taxes (Note 8)                                               1,060,000
Intangible assets, net                                                  100,000
                                                                 ---------------

                                                                 $   18,285,000
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Notes payable to bank (Note 7)                                $    4,550,000
   Current portion of long-term debt (Note 7)                           835,000
   Trade accounts payable                                               725,000
   Accrued payroll and related costs                                    615,000
   Other accrued liabilities                                            274,000
                                                                 ---------------

     TOTAL CURRENT LIABILITIES                                        6,999,000

Long-Term Debt, less current portion (Note 7)                         1,539,000
                                                                 ---------------

     TOTAL LIABILITIES                                                8,538,000

Excess of Net Assets Acquired Over Purchase Price                       414,000

Commitments and contingencies (Notes 3, 4 and 9)

Stockholders' Equity (Notes 7 and 10)
   Preferred stock $1.00 par value; 500,000
    shares authorized; no shares issued                                       -
   Common stock, $.001 par value; 25,000,000
    shares authorized; 6,670,000 shares
    issued and outstanding                                                7,000
   Additional paid-in capital                                         7,193,000
   Retained Earnings                                                  2,133,000
                                                                 ---------------

     TOTAL STOCKHOLDERS' EQUITY                                       9,333,000
                                                                 ---------------

                                                                 $   18,285,000
                                                                 ===============
See Notes to Financial Statements

STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 2000 AND 1999

                                                       2000              1999
--------------------------------------------------------------------------------

REVENUES (Notes 2, 3, and 4)                   $    13,989,000   $   17,298,000

Cost of Revenues (Note 4)                           10,015,000       11,858,000
                                               ----------------  ---------------

GROSS PROFIT                                         3,974,000        5,440,000

Selling, General and Administrative Expenses         2,924,000        3,055,000
Research and Development Expenses                      489,000          697,000
                                               ----------------  ---------------

OPERATING INCOME                                       561,000        1,688,000

Interest (Expense)                                    (490,000)        (213,000)
                                               ----------------  ---------------

INCOME BEFORE INCOME TAX CREDITS                        71,000        1,475,000

Income Tax credits (Note 8)                           (607,000)        (624,000)
                                               ----------------  ---------------

NET INCOME                                     $       678,000   $    2,099,000
                                               ================  ===============

Basic Earnings per Common Share and
     per Common Share Assuming Dilution:       $          0.10   $         0.31
                                               ================  ===============

Weighted Number of Common Shares                     6,670,000        6,669,000
                                               ================  ===============
Weighted Number of Common Shares
     Assuming Dilution                               6,670,000        6,682,000
                                               ================  ===============

See Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2000 AND 1999



                                         Common Stock            Additional       Retained         Total
                               ------------------------------     Paid-In         Earnings      Stockholders'
                                    Shares         Amount         Capital         (Deficit)        Equity
------------------------------ --------------  --------------  --------------  --------------  --------------
Balance, May 31, 1998              6,668,000   $       7,000   $   7,182,000   $    (644,000)  $   6,545,000

  Exercise of stock
     options                           2,000               -          11,000               -          11,000
  Net income                               -               -               -       2,099,000       2,099,000
                               --------------  --------------  --------------  --------------  --------------

Balance, May 31, 1999              6,670,000   $       7,000   $   7,193,000   $   1,455,000   $   8,655,000

  Net income                               -               -               -         678,000         678,000
                               --------------  --------------  --------------  --------------  --------------

Balance May 31, 2000               6,670,000   $       7,000   $   7,193,000   $   2,133,000   $   9,333,000
                               ==============  ==============  ==============  ==============  ==============


See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2000 AND 1999

                                                    2000              1999
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income                                  $       678,000   $    2,099,000
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                     552,000          481,000
     Amortization of excess of net assets
       acquired over purchase price                   (138,000)        (138,000)
     Deferred taxes                                   (635,000)        (660,000)
     Changes in assets and liabilities:
       Accounts receivable                          (1,604,000)      (1,591,000)
       Inventories                                     366,000         (613,000)
       Prepaid expenses and other assets                16,000            2,000
       Accounts payable                             (1,231,000)         943,000
       Accrued payroll and related costs               (58,000)         148,000
       Other accrued liabilities                       (64,000)         (41,000)
                                               ----------------  ---------------

         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                      (2,118,000)         630,000
                                               ----------------  ---------------

Cash Flows from Investing Activities
   Investment in land held for sale                 (1,128,000)               -
   Purchase of equipment                              (851,000)      (1,520,000)
                                               ----------------  ---------------

         NET CASH FLOWS (USED IN) INVESTING
          ACTIVITIES                                (1,979,000)      (1,520,000)
                                               ----------------  ---------------

Cash Flows from Financing Activities
   Proceeds from note payable to a bank, net         2,849,000          190,000
   Proceeds from stock options exercised                     -           11,000
   Proceeds from long-term debt                      1,648,000          670,000
   Principal payments on long-term debt               (433,000)        (184,000)
                                               ----------------  ---------------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                 4,064,000          687,000
                                               ----------------  ---------------

         NET (DECREASE) IN CASH                        (33,000)        (203,000)

Cash and Cash Equivalents, beginning of period          33,000          236,000
                                               ----------------  ---------------

Cash and Cash Equivalents, end of period       $             -   $       33,000
                                               ================  ===============


See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================


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

The Company also has diversified into two non-aerospace products. In this regard, the Company has begun production of the LifeShear emergency rescue cutting tool. The sales volumes of this new product have not been significant; however, significant investments in inventory and tooling for the emergency cutter have been made. The emergency cutter is being exclusively marketed and distributed in the United States, Canada and Japan by Hale Products Inc. the maker and distributor of the Hurst "Jaws of Life". In addition, the Company has developed a unique commercial air bag inflator technology, for which it has been awarded patents for its automobile air bag inflator designs by the United States Patent and Trademarks Office. All costs related to the development of the air bag inflator have been expensed.


A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The statements disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management are used for, but not limited to, the realization of claims receivable and certain inventories, costs to complete contracts, and the carrying value of long-lived assets. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Sales of non-aerospace products are recognized as deliveries are made. Contract revenues are derived principally from fixed-price contracts and are recorded as deliveries are made and milestones achieved (units-of-delivery type of percentage-of-completion method of accounting). Revenues from certain fixed-price development contracts are recorded as costs are incurred and include estimated earned profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Fixed-price development contracts generally provide for the delivery of a small number of units after a lengthy period of time over which a significant amount of costs have been incurred.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVENTORIES:

Inventory costs for defense and aerospace relate primarily to production cost of contracts in process under fixed-price type contracts and represent accumulated contract costs less the portion of such costs allocated to revenue recognized on units delivered or progress completed. Accumulated contract costs include direct labor, material costs, and factory and engineering overhead. In accordance with industry practice, such inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Selling, general and administrative costs are charged to expense as incurred. Aerospace raw materials and components consists of purchased and manufactured parts which are not allocated to an existing production contract but will be utilized in anticipated future contracts. These parts are valued at the lower cost or estimated market value.

Non-aerospace inventory is stated at the lower of cost (first-in, first-out method) or market and represents direct labor, materials and overhead costs incurred in production.

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

LAND HELD FOR SALE:

Investment in property held for sale, including land, is recorded at the lower of cost or net realizable value.

INTANGIBLE ASSETS:

Intangible assets, consisting primarily of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17 year life of the patent.

DETERMINING IMPAIRMENT ON LONG-TERM ASSETS:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Assets deemed impaired are adjusted to the lower of carrying value or fair value. Management believes no long-lived assets are impaired.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION:

In accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that there are currently two principal operating segments: aerospace and non-aerospace products.

In addition, the Company has determined that it currently has only one reporting segment relating only to aerospace products.

EXCESS OF NET ASSETS ACQUIRED OVER PURCHASE PRICE:

In June 1993, the total purchase price of the Company was allocated to the assets acquired and liabilities assumed based upon their relative fair values at the date of the acquisition using the purchase method of accounting. The resulting net assets acquired over purchase price (also referred to as negative goodwill) are being amortized into income over a ten-year period. Included in Selling, General and Administrative expenses is amortization of negative goodwill totaling $138,000 in each of 2000 and 1999.

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

RESEARCH AND DEVELOPMENT:

All Company-sponsored research and development costs are expensed as incurred. Certain research and development contracts placed with the Company by its customers are contained in the Company's revenue and cost of revenue accounts. These customer funded research and development efforts are not classified as research and development expense.

EARNINGS PER SHARE:

Earnings per share (EPS) is computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options of -0- in 2000 and 13,000 in 1999. Common stock warrants, which were anti-dilutive, expired in March 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of long term debt, which approximates the carrying value, is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amount of notes payable to the bank approximates fair value since the interest rate changes with the market interest rate.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company periodically has cash on deposit with its bank that exceeds the insurance limits of the FDIC. The Company has not experienced any losses on such deposits.

STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the exercise price is at least equal to the fair value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123 Accounting for Stock Based Compensation which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

NEW PRONOUNCEMENT:

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

NOTE 2.  MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from certain large satellite and launch vehicle companies and departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:
--------------------------------------------------------------------------------
                                               2000                   1999

Lockheed Martin                                17%                     15%
United States Government                       17%                     21%
Boeing Company                                   *                     14%
United Space Alliance                          15%                       *

*Total revenues from Boeing Company in 2000 and from United Space Alliance in 1999 represented less than 10% of the Company's total revenues for those years.

NOTE 3.  ACCOUNTS RECEIVABLE

Due from United States Government, prime and subcontractors under long-term contracts:
         Billed                                                  $   13,138,000
         Unbilled                                                     1,783,000
         Progress payments received                                  (7,471,000)
                                                                 ---------------
                                                                      7,450,000
Billed and currently due from foreign sales, long-term contracts      1,384,000
                                                                 ---------------

         Total due, long-term contracts                               8,834,000

Other receivables                                                        72,000
                                                                 ---------------

         Total                                                   $    8,906,000
                                                                 ===============
                                       F-9

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3.  ACCOUNTS RECEIVABLE (CONTINUED)

Unbilled amounts represent revenues recognized from fixed price contracts for which billings have not been presented to customers at year-end. As of May 31, 2000, the Company has recorded retentions of $662,000, which are awaiting completion of contracts in process before payment will be made, and claims of approximately $2,052,000, which are recorded at amounts which management believes will ultimately be realized. One specific claim, totaling approximately $930,000, was filed by the Company on April 30, 2000 and no discussions have yet occurred between the Company and the customer. Claims are subjected to review and audit by the customer. If no agreement is reached, the Company may pursue other alternatives including litigation. The ultimate realization of the claims may be different than the amount estimated and the difference could be significant. During the fiscal years 2000 and 1999, the Company generated revenue of approximately $2,208,000 and $649,000, respectively, from sources outside of the United States.

NOTE 4.  INVENTORIES

Aerospace:
         Production cost of contracts in process                 $      620,000
         Raw materials and components                                 1,744,000
Non-aerospace inventory:
         Raw materials                                                  361,000
         Work-in-process                                                184,000
                                                                 ---------------

                  Total                                          $    2,909,000
                                                                 ===============

The Company's government contracts are subject to regular audit and periodic review by a governmental agency. These audits may result in changes in the amount of allowable billings on current and/or prior completed contracts.

Production costs of contracts in process are costs incurred to date less billed and unbilled amounts. The status of the production costs of contracts at May 31, 2000, is as follows:

--------------------------------------------------------------------------------

Total contracts in process                                       $   16,021,000
                                                                 ===============
Costs incurred to date                                           $    5,803,000
Estimated profit recorded                                             3,301,000
Less billed and unbilled amounts                                     (8,484,000)
                                                                 ---------------

Total production costs of contracts in process                   $      620,000
                                                                 ===============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 2000 would change contract profits or losses by approximately $55,000.

Contracts undertaken by the Company may contain options which extend beyond one year and, accordingly, portions are carried forward from one year to the next. Some of the Company's contracts with the United States Government and its subcontractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 5.  EQUIPMENT

Machinery and equipment                                          $    4,634,000
Tooling costs                                                           535,000
Furniture and fixtures                                                  301,000
                                                                 ---------------
                                                                      5,470,000
Less accumulated depreciation and amortization                        2,163,000
                                                                 ---------------

                                                                 $    3,307,000
                                                                 ===============


NOTE 6. LAND HELD FOR SALE

During 2000, the Company exercised its purchase option for $1,128,000 on land previously leased in Santa Clarita. Management anticipates selling a portion of this land during the fiscal year ending May 31, 2001. Accordingly, the pro-rata share of the cost of that land of $282,000 is classified in other current assets with the remaining portion classified as land held for sale.

NOTE 7.  DEBT

The Company has a line of credit agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this line of credit agreement are collateralized by substantially all of the Company's assets. The line of credit provides for maximum borrowings of $5,100,000. Outstanding amounts bear interest at the Wall Street Journal's prime rate (9.00% at May 31, 2000) plus .50%. The line of credit expires February 15, 2001. At May 31, 2000, $4,550,000 was outstanding under the line of credit and $550,000 was available for borrowing. The credit agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2000, the Company was not in compliance with certain of these covenants. On August 21, 2000, the Bank waived these convenant violations.

Long-term debt at May 31, 2000, subject to the credit agreement above consists of the following:
--------------------------------------------------------------------------------

  Promissory Note, payable in monthly installments of $22,917 through August 2003, plus interest at prime plus 0.5%,
  secured by substantially all assets.                           $      894,000

  Promissory Note, payable in monthly installments of $33,333 through March 2003, plus interest at prime plus 0.5%, secured
  by substantially all assets.                                        1,133,000

  Promissory Note, payable in monthly installments of $13,346 through August 2002, plus interest at prime plus 1%, secured
  by substantially all assets.                                          347,000
                                                                 ---------------
                                                                      2,374,000

Less current portion                                                    835,000
                                                                 ---------------

Long term debt                                                   $    1,539,000
                                                                 ===============

Maturities of long-term debt are: 2001 - $835,000, 2002 - $835,000, 2003 -
$635,000, 2004 - $69,000.


NOTE 8.  INCOME TAXES

Deferred tax assets provided for in the accompanying balance sheet at May 31, 2000, consist of the following of which $775,000 is included in current assets:

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8.  INCOME TAXES (CONTINUED)

--------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                             $    1,610,000
    Other                                                               225,000
                                                                 ---------------
         Total                                                   $    1,835,000
                                                                 ===============

Realization of deferred tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based upon the Company's history of profitable operation, plus unrealized gains anticipated upon the sale of certain real estate. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or if certain changes in the ownership structure of the Company occur.

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                      2000               1999
--------------------------------------------------------------------------------

Federal income tax computed at the statutory
 rate                                             $     25,000      $   516,000
Permanent differences, primarily negative
 goodwill                                              (55,000)         (50,000)
State taxes, less federal benefit                        4,000           92,000
Other state tax and minimum taxes                       21,000                -
Other                                                   14,000                -
Change in valuation allowance                         (616,000)      (1,182,000)
                                                  -------------     ------------

                                                  $   (607,000)     $  (624,000)
                                                  =============     ============

As of May 31, 2000, the Company had federal net operating loss carryforwards of approximately $4,590,000, which expire $1,785,000 in 2009; $2,340,000 in 2011;
$170,000 in 2012; and $295,000 in 2015. The Company also has state net operating loss carryforwards of approximately $830,000, which expire; $661,000 in 2001; $79,000 in 2002, and $90,000.

The provision for income taxes charged (credited) to operations for the years ended May 31, 2000 and 1999 include current federal and state taxes of $28,000 and $36,000, respectively, and deferred tax benefits of $635,000 and $660,000, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2005. Rental expense under operating leases for the years ended May 31, 2000 and 1999 was approximately $575,000 and $543,000 respectively.

Minimum annual rentals under all noncancelable operating leases are as follows:

                    -----------            ------------
                       2001                    571,000
                       2002                    536,000
                       2003                    471,000
                       2004                    483,000
                       2005                    122,000
                                           ------------
                                           $ 2,183,000
                                           ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is currently a party to several disputes that may result in litigation. After consulting with counsel, it is the opinion of management that ultimate liability, if any, with respect to these disputes, will not be material to the Company.

The Company recently received notice of an arbitration proceeding by a software supplier, involving a claim of approximately $171,000. Management believes it has meritorious defenses and counter claims to this action.


NOTE 10.  STOCKHOLDERS' EQUITY

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees or directors under the Plan. Options are granted and vested as determined by the Stock Options Committee. At May 31, 2000 there were 296,000 shares available for grant under the Company's option plan.

A summary of the status of the options plan and changes during the year ended on those dates is as follows:

                                          2000                      1999
                                  -----------------------    -------------------
                                                Weighted-              Weighted-
                                                 Average                Average
                                                Exercise               Exercise
     Fixed Options                  Shares       Price      Shares      Price
--------------------------------  ----------  ----------  ----------  ----------

Outstanding at beginning of year    186,000   $    5.95     218,000   $    5.93
     Granted                          7,000        5.38      19,000        6.21
     Exercised                            -           -      (2,000)       5.73
     Forfeited                      (83,000)       6.09     (49,000)       5.94
                                  ----------  ----------  ----------  ----------
Outstanding at end of year          110,000   $    5.81     186,000   $    5.95
                                  ==========  ==========  ==========  ==========

Exercisable at end of year          106,000   $    5.91     142,000   $    6.16

Weighted-average fair value per
     option granted during the year       -   $    3.55           -   $    4.00


A further summary about fixed options outstanding at May 31, 2000, is as follows:

                         Options Outstanding                Options Exercisable
                --------------------------------------   -----------------------
                                Weighted-
                                 Average     Weighted-                Weighted-
                                Remaining     Average                  Average
   Range of        Number      Contractual   Exercise      Number     Exercise
Exercise Price   Outstanding      Life        Price      Exercisable   Price
--------------------------------------------------------------------------------

$5.00 to $7.00      93,000      6 years      $  5.40        89,000    $    5.50
$7.38 to $8.50      17,000      7 years         8.06        17,000         8.06
                 ----------                             ----------

                   110,000                   $  5.81       106,000    $    5.91
                 ==========                             ==========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

Grants under the Company's stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, as the exercise price equals or exceeds the fair value, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                     2000             1999
---------------------------------------------  ----------------  ---------------

Net income
    As reported                                $       678,000        2,099,000
    Pro forma                                          640,000        1,909,000

Earnings per common share and
    common share assuming dilution
    As reported                                           0.10             0.31
    Pro forma                                             0.10             0.29

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000 and 1999, respectively. No dividend rate for all years; price volatility of 46% in 2000 and 44% in 1999, risk-free interest rates of approximately 6.0% in 2000 and 5.6% in 1999; and expected lives of ten years.