Form 10QSB
period 2000-08-31
HI SHEAR TECHNOLOGY CORP
filed 2000-10-13
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000
                               ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of August 31, 2000. Transitional Small Business
Disclosure Format (Check one):      [ ] Yes [X] No
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .....................................................1
                  August 31, 2000 and May 31, 2000

         Statement of Operations ............................................2
                  Three-months ended August 31, 2000
                  and August 31, 1999

         Statement of Cash Flows.............................................3
                  Three-months ended August 31, 2000
                  and August 31, 1999

         Notes to Financial Statements ......................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............5
          CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

     Item 5 - Other Information..............................................6

SIGNATURES ..................................................................7

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------
                                                            AUGUST 31       MAY 31
                                                              2000           2000
                                                          ------------   ------------
                                                          (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                  294,000              0
   Accounts receivable                                      7,634,000      8,906,000
   Inventories                                              3,814,000      2,909,000
   Deferred taxes                                             775,000        775,000
   Prepaid expenses and other current assets                  377,000        382,000
                                                          ------------   ------------

                     Total current assets                  12,894,000     12,972,000

Land held for sale                                            846,000        846,000
Equipment, Net                                              3,200,000      3,307,000
Deferred taxes                                              1,060,000      1,060,000
Intangible assets                                              99,000        100,000
                                                          ------------   ------------

                                                          $18,099,000    $18,285,000
                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                  $ 4,520,000    $ 4,550,000
   Current portion of long-term debt                          835,000        835,000
   Trade accounts payable                                     850,000        725,000
   Accrued payroll and related costs                          458,000        615,000
   Other accrued liabilities                                  358,000        274,000
                                                          ------------   ------------

                   Total current liabilities                7,021,000      6,999,000

Long-Term Debt, less current portion                        1,330,000      1,539,000
                                                          ------------   ------------

                       Total liabilities                    8,351,000      8,538,000

Excess of Net Assets Acquired Over Purchase Price             380,000        414,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                 ---            ---
   Common stock, $.001 par value - 25,000,000 shares
   authorized; issued and outstanding 6,670,000 shares          7,000          7,000
   Additional paid-in capital                               7,193,000      7,193,000
   Retained earnings                                        2,168,000      2,133,000
                                                          ------------   ------------

                  Total stockholders' equity                9,368,000      9,333,000
                                                          ------------   ------------

TOTAL                                                     $18,099,000    $18,285,000
                                                          ============   ============

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                        THREE-MONTH PERIOD
                                                         ENDED AUGUST 31,
                                                   ----------------------------
                                                       2000            1999


REVENUES                                           $ 2,313,000     $ 3,558,000

Cost of Revenues                                     1,533,000       2,377,000
                                                   ------------    ------------

GROSS MARGIN                                           780,000       1,181,000

Selling, General and Administrative Expenses           553,000       1,006,000
                                                   ------------    ------------

OPERATING INCOME                                       227,000         175,000

Interest (Expense)                                    (176,000)        (83,000)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAX AND
   TAX CREDITS                                          51,000          92,000

Provision for Income Taxes (Credits)                    15,000        (100,000)
                                                   ------------    ------------

NET INCOME                                         $    36,000     $   192,000
                                                   ============    ============

EARNINGS PER COMMON SHARE AND PER
   COMMON SHARE ASSUMING DILUTION                  $      0.01     $      0.03
                                                   ============    ============

WEIGHTED  NUMBER OF COMMON SHARES                    6,670,000       6,670,000
                                                   ============    ============
WEIGHTED  NUMBER OF COMMON SHARES
   ASSUMING DILUTION                                 6,670,000       6,671,000
                                                   ============    ============

See notes to financial statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                                    THREE-MONTH PERIOD
                                                                     ENDED AUGUST 31,
                                                               ----------------------------
                                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $    36,000    $   192,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                 144,000        135,000
     Amortization of excess of net assets
       acquired over purchase price                                (34,000)       (35,000)
     Deferred taxes                                                      0       (133,000)
   Changes in assets and liabilities:
     Accounts receivable                                         1,272,000      1,350,000
     Inventories                                                  (905,000)      (298,000)
     Prepaid expenses and other assets                               5,000         59,000
     Accounts payable                                              125,000       (994,000)
     Accrued payroll and related costs                            (157,000)        17,000
     Other accrued liabilities                                      84,000        (24,000)
                                                               ------------   ------------
         Net cash provided by (used in) operating activities       570,000        269,000
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property                                                0     (1,128,000)
   Purchase of equipment                                           (37,000)       (94,000)
                                                               ------------   ------------
         Net cash flows provided by (used in) investing            (37,000)    (1,222,000)
            activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from note payable to a bank                 (30,000)       702,000
   Proceeds from stock options exercised                                 0              0
   Proceeds from long-term debt to a bank, net                           0        430,000
   Principal payments on long-term debt                           (209,000)       (27,000)
                                                               ------------   ------------
         Net cash provided by
            (used in) financing activities                        (239,000)     1,105,000
                                                               ------------   ------------

         Net increase (decrease) in cash                           294,000        152,000

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                   0         33,000
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $   294,000    $   185,000
                                                               ============   ============

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 2000.

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

                                                         Three-Month Period
                                                          Ended August 31,
                                                     ---------------------------
                                                         2000            1999

Net Income                                           $   36,000      $  192,000
                                                     ===========     ===========

Weighted Average Number of Common
  Shares Outstanding during the Period                6,670,000       6,670,000
                                                     -----------     -----------

Effect of Dilutive Securities Options                       ---           1,000
                                                     -----------     -----------
Weighted Number of Common Shares and
  Dilutive Potential Common Stock used
  in Diluted EPS                                      6,670,000       6,671,000
                                                     ===========     ===========

Options on 137,000 shares of common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 2000 because their effects were antidilutive. Options on 162,000 shares of common stock were not included in computing diluted EPS for the three-month period ended August 31, 1999 because their effects were antidiultive.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, and has adapted its technology to a select group of emerging non-aerospace products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as commercial satellite manufacturers, launch vehicle assemblers, the U.S. Government including NASA, foreign space agencies and commercial launch ventures, and others in the aerospace business widely use the Company's aerospace products. In addition, Hi-Shear has developed a low-cost environmentally safe air bag inflator technology for use in automobile air bag safety systems and specialized cutters for use by rescue workers in emergency situations.

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

Three Months Ended August 31, 2000 compared with Three Months Ended August 31,
------------------------------------------------------------------------------
1999
----

Revenues posted for the quarter ending August 31, 2000 were $2,313,000 which was $1,245,000 less than the first quarter last year due to a lower level of launch vehicle components due in this period, and certain electronic product revenues not recognized in the period due to revenue milestone timing on these contracts. These programs were awarded in the fourth quarter of fiscal year 2000 and the milestones will be recognized as revenue in subsequent quarters of this fiscal year. Gross Margin of $780,000 or 34% of revenue was at the same percentage level as the $1,181,000 or 33% of revenue experienced during the same period last year but on a much reduced level of revenue. This margin realized on reduced revenue during the quarter shows the benefits of reducing fixed costs throughout the organization.

Selling, General and Administrative costs of $553,000 have been reduced compared to the $850,000 reported for the same period last year. This is the result of significant cost reduction efforts accomplished in general and administrative expenses. Research and Development expenses previously reported separately from General and Administrative expenses will no longer be reported separately.

Operating Income of $227,000 or 11% of revenue during the period was improved from the $175,000 or 5% of revenues last year as the result of improvements in manufacturing efficiencies, lowered administrative costs and reduced product turn around which more than offset the lower volume of revenue during the quarter compared to last year.

Interest costs during the quarter doubled compared to the same period last year and reflected the borrowing necessary to fund the purchase of the Santa Clarita property, receivables, and to replace the working funds previously supplied by customers in the form of progress payments.

Net Income for the first quarter was $36,000 or $0.01 per share after interest expense and recognizing a provision for income taxes of approximately 40% of pretax earnings. This compares to a Net Income of $192,000 or $0.03 per share after interest expense recognizing a $100,000 income from income tax credits for the same period last year.

Liquidity and Capital Resources
-------------------------------

Cash flow provided by operating activities was $570,000 during the quarter compared to a $269,000 cash flow for the same period last year. This improvement in cash flow for the period primarily resulted from collection of outstanding accounts receivables and lower costs incurred during the quarter.

Computer Systems and Year 2000
------------------------------

The Company has installed a system whose software is Year 2000 compliant. As of the date hereof and during fiscal year 2001, the Company has experienced no problems relating to Year 2000 compliance. However, the full extent of potential problems related to Year 2000 compliance is as yet undetermined and problems relating to Year 2000 compliance may affect the Company and its customers and suppliers during fiscal year 2001.


PART II - OTHER INFORMATION
ITEM 5 - OTHER INFORMATION

On September 1, 2000, the Company filed a form 8-K that disclosed the resignation of McGladrey & Pullen, LLP as the Company's independent accountants, dated August 25, 2000. The Board of Directors is currently evaluating proposals from several audit firms that have expressed interest in providing their independent public accounting services to the Company. Because of the resignation of its former accounting firm, the financial statements for the quarter ended August 31, 2000 contained herein, have not been reviewed by independent accountants. The Company expects to identify the selection of its new auditing firm promptly. At that time a quarterly review of the financial statements will be performed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HI-SHEAR TECHNOLOGY CORPORATION



Date:   October 13, 2000               By:  /S/ George W. Trahan
     ----------------------                 -----------------------------------
                                            George W. Trahan
                                            President and CEO



Date:   October 13, 2000               By:  /S/ Gregory J. Smith
     ----------------------                 -----------------------------------
                                            Gregory J. Smith
                                            Chief Accounting Officer