Form 10QSB
period 2000-11-30
HI SHEAR TECHNOLOGY CORP
filed 2001-01-16
CIK 918027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2000
                                 -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of November 30, 2000. Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No
================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets........................................................1
                  November 30, 2000 and May 31, 2000

         Statement of Operations...............................................2
                  Three-months and six-months ended November 30, 2000
                  and November 30, 1999

         Statement of Cash Flows...............................................3
                  Six-months ended November 30, 2000
                  and November 30, 1999

         Notes to Financial Statements.........................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL................5
          CONDITION AND RESULTS OF OPERATIONS

SIGNATURES.....................................................................7


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                            NOVEMBER 30,      MAY 31
                                                                2000           2000
                                                            ------------   ------------
                                                            (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                $   443,000    $         0
   Accounts receivable                                        7,218,000      8,906,000
   Inventories                                                4,391,000      2,909,000
   Deferred taxes                                               775,000        775,000
   Prepaid expenses and other current assets                    366,000        382,000
                                                            ------------   ------------

                     Total current assets                    13,193,000     12,972,000

Land Held for Sale                                              846,000        846,000
Equipment, Net                                                3,070,000      3,307,000
Deferred Taxes                                                1,007,000      1,060,000
Intangible Assets                                                97,000        100,000
                                                            ------------   ------------

                                                            $18,213,000    $18,285,000
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                    $ 4,420,000    $ 4,550,000
   Current portion of long-term debt                            835,000        835,000
   Trade accounts payable                                     1,155,000        725,000
   Accrued payroll and related costs                            550,000        615,000
   Other accrued liabilities                                    287,000        274,000
                                                            ------------   ------------

                   Total current liabilities                  7,247,000      6,999,000

Long-Term Debt, less current portion                          1,121,000      1,539,000
                                                            ------------   ------------

                       Total liabilities                      8,368,000      8,538,000

Excess of Net Assets Acquired Over Purchase Price               345,000        414,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                   ---            ---
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares          7,000          7,000
   Additional paid-in capital                                 7,193,000      7,193,000
   Retained earnings                                          2,300,000      2,133,000
                                                            ------------   ------------

                  Total stockholders' equity                  9,500,000      9,333,000
                                                            ------------   ------------

TOTAL                                                       $18,213,000    $18,285,000
                                                            ============   ============


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------
                                                      SIX-MONTH PERIOD               THREE-MONTH PERIOD
                                                      ENDED NOVEMBER 30,              ENDED NOVEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000             1999
REVENUES                                        $ 5,310,000     $ 5,566,000     $ 2,997,000     $ 2,008,000

Cost of Revenues                                  3,566,000       3,606,000       2,033,000       1,229,000
                                                ------------    ------------    ------------    ------------

GROSS MARGIN                                      1,744,000       1,960,000         964,000         779,000

Selling, General and Administrative Expenses      1,156,000       1,974,000         603,000         968,000
                                                ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                             588,000         (14,000)        361,000        (189,000)

Interest (Expense)                                 (338,000)       (178,000)       (162,000)        (95,000)
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAX AND TAX CREDITS                       250,000        (192,000)        199,000        (284,000)

Provision for Income Taxes (Credits)                 83,000        (300,000)         68,000        (200,000)
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $   167,000     $   108,000     $   131,000     $   (84,000)
                                                ============    ============    ============    ============

EARNINGS PER COMMON SHARE AND PER
   COMMON SHARE ASSUMING DILUTION               $      0.03     $      0.02     $      0.02     $     (0.01)
                                                ============    ============    ============    ============

WEIGHTED  NUMBER OF COMMON SHARES                 6,670,000       6,670,000       6,670,000       6,670,000
                                                ============    ============    ============    ============

WEIGHTED  NUMBER OF COMMON SHARES
   ASSUMING DILUTION                              6,670,000       6,671,000       6,670,000       6,670,000
                                                ============    ============    ============    ============




HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------

                                                                            SIX-MONTH PERIOD
                                                                           ENDED NOVEMBER 30,
                                                                      ----------------------------
                                                                          2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   167,000     $   108,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                        293,000         276,000
     Amortization of excess of net assets
       acquired over purchase price                                       (68,000)        (69,000)
     Deferred taxes                                                        53,000        (336,000)
   Changes in assets and liabilities:
     Accounts receivable                                                1,688,000       1,804,000
     Inventories                                                       (1,482,000)     (1,593,000)
     Prepaid expenses and other assets                                     16,000         (25,000)
     Accounts payable                                                     430,000      (1,554,000)
     Accrued payroll and related costs                                    (65,000)       (155,000)
     Other accrued liabilities                                             13,000        (117,000)
                                                                      ------------    ------------

         Net cash provided by (used in) operating activities            1,045,000      (1,661,000)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in land held for sale                                             0      (1,128,000)
   Purchase of equipment                                                  (54,000)       (193,000)
                                                                      ------------    ------------

         Net cash flows provided by (used in) investing activities        (54,000)     (1,321,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from note payable to a bank                       (130,000)      1,422,000
   Proceeds from stock options exercised                                        0               0
   Proceeds from long-term debt to a bank, net                                  0       1,630,000
   Principal payments on long-term debt                                  (418,000)       (136,000)
                                                                      ------------    ------------
         Net cash provided by
            (used in) financing activities                               (548,000)      2,916,000
                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH                                           443,000         (66,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                          0          33,000
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                      $   443,000     $   (33,000)
                                                                      ============    ============

NOTES TO FINANCIAL STATEMENTS

         1.       BASIS OF PRESENTATION

                  Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 2000.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Therefore, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  The accompanying financial statements reflect all adjustments, which in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for full fiscal year.

         2.       EARNINGS PER SHARE

                  The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                                         Six-Month Period Ended November 30,
                                                           -----------------------------
                                                                2000            1999
    Net Income                                             $    167,000    $    108,000
                                                           =============   =============

    Weighted Number of Common
      Shares Outstanding during the Period                    6,670,000       6,670,000
                                                           -------------   -------------

    Effect of Dilutive Securities Options                             0           1,000
                                                           -------------   -------------

    Weighted Number of Common Shares and
      Dilutive Potential Common Stock used                    6,670,000       6,671,000
      in Diluted EPS
                                                           =============   =============

Options on 105,000 shares of common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 2000 because their effects were antidilutive. Options on 145,000 shares of common stock were not included in computing diluted EPS for the six-month period ended November 30, 1999 because their effects were antidiultive.

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

         Three Months Ended November 30, 2000 compared with Three Months Ended November 30, 1999
         ---------------------------------------------------------------------

         Revenues recognized during the second quarter ended November 30, 2000 were $2,997,000, which was $989,000 more than the total revenues recognized during the same quarter last year. The increase in revenues is reflective of an increase in revenue generating events, such as shipments of products and performance on contracts for which revenue is recognized on a percentage of completion basis. Production efficiencies implemented during the last year contributed to the Company's ability to improve productivity.

         Gross margin for the quarter was $964,000, or 32% of revenues, as compared to $779,000, or 39% of revenues, for the same period last year. The increase in gross margin resulted from the increase in revenues.

         Selling, general and administrative expenses of $603,000 have been reduced compared to the $968,000 reported for the same period last year. This is the result of significant efficiency improvements and successful cost reduction efforts.

         Operating income of $361,000, or 12% of revenues, during the quarter was improved from the $189,000 operating loss reported for the same quarter last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the second quarter increased from $95,000 last year to $162,000 this year. The increase is a result of both higher interest rates, which were driven by the changes in the benchmark prime rate, and an increase in borrowing to fund working capital needs previously supplied by customers in the form of progress payments.

         Income before provision for income taxes was $199,000 for the quarter ended November 30, 2000 as compared to a reported $284,000 loss before income tax credits for the same period last year. Net income for the second quarter ended November 30, 2000 was $131,000, or $0.02 per share, as compared to a net loss of $84,000 for the same period last year.

         Six-Months Ended November 30, 2000 compared with Six Months Ended November 30, 1999
         -----------------------------------------------------------------

         Revenues for the six months were $5,310,000 as compared to $5,566,000 last year. A lower level of launch vehicle component shipments due during this period accounted for the difference.

         Gross margin for the six months ended November 30, 2000 was $1,744,000, or 33% of revenues, down slightly from the $1,960,000, or 35% of revenues, for the same period last year. This gross margin during the period resulted from lower revenues and a larger proportion of electronic product revenues compared to the same six month period last year.

         Selling, general and administrative expenses decreased to $1,156,000 for the six months ended November 30, 2000 compared to $1,974,000 reported for the same period last year, as the result of the Company's significant efficiency improvements and successful cost reduction efforts.

         Operating income of $588,000, or 11% of revenues, during the six months period was improved from the $14,000 operating loss reported for the same period last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the six months ended November 30 increased from $178,000 last year to $338,000 this year. Higher interest rates, which relate directly to increases in the prime rate, together with the need to utilize bank borrowing to replace working capital previously obtained from customers' progress payments, resulted in increased interest expense.

         Income before provision for income taxes was $250,000 for the six months ended November 30, 2000 as compared to a reported $192,000 loss before income tax credits for the same period last year. Net income for the six months period was $167,000, or $0.03 per share, as compared to net income of $108,000, or $0.02 per share, reported for the same period last year.

         Liquidity and Capital Resources
         -------------------------------

         Positive cash flow of $1,045,000 was provided by operating activities during the six months period ended November 30, 2000, as compared to negative cash flow of $1,661,000 resulting from operating activities last year. The significant improvement in cash flow compared to last year was primarily the result of successful cash control efforts, collections of outstanding accounts receivable, and reduced cash requirements resulting from lower costs.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HI-SHEAR TECHNOLOGY CORPORATION



Date: January 16, 2001                    By: /s/ George W. Trahan
      ----------------                       -----------------------------------
                                             George W. Trahan
                                             President and CEO



Date: January 16, 2001                    By: /s/ Gregory J. Smith
      ----------------                       -----------------------------------
                                             Gregory J. Smith
                                             Vice President and CFO