Form 10QSB
period 2001-02-28
HI SHEAR TECHNOLOGY CORP
filed 2001-04-16
CIK 918027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001
                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________

Commission file number  001-12810
                        ---------

                         HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Delaware                                        22-2535743
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  24225 Gamier Street, Torrance, CA 90505-5355
           ---------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of February 28, 2001. Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
     PART I - FINANCIAL INFORMATION

           ITEM 1 - FINANCIAL STATEMENTS

                Balance Sheets ...............................................1
                       February 28, 2001 and May 31, 2000

                Statements of Operations .....................................2
                       Three-months and nine-months ended February
                       28, 2001 and February 29, 2000

                Statements of Cash Flows .....................................3
                       Nine-months ended February 28, 2001
                       and February 29, 2000

                Notes to Financial Statements ................................4

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ........5
                    CONDITION AND RESULTS OF OPERATIONS

     SIGNATURES ..............................................................7

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                           FEBRUARY 28,      MAY 31
                                                               2001          2000
                                                           ------------  ------------
                                                           (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                               $   252,000   $        --
   Accounts receivable                                       6,939,000     8,906,000
   Inventories                                               4,429,000     2,909,000
   Deferred taxes                                              775,000       775,000
   Prepaid expenses and other current assets                   458,000       382,000
                                                           ------------  ------------
                     Total current assets                   12,853,000    12,972,000

Land Held for Sale                                             846,000       846,000
Equipment, Net                                               2,995,000     3,307,000
Deferred Taxes                                                 986,000     1,060,000
Intangible Assets                                               96,000       100,000
                                                           ------------  ------------
                                                           $17,776,000   $18,285,000
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to bank                                   $ 4,675,000   $ 4,550,000
   Current portion of long-term debt                           717,000       835,000
   Trade accounts payable                                      847,000       725,000
   Accrued payroll and related costs                           390,000       615,000
   Deposits held                                               247,000            --
   Other current liabilities                                   281,000       274,000
                                                           ------------  ------------
                   Total current liabilities                 7,157,000     6,999,000

Long-Term Debt, less current portion                           784,000     1,539,000
                                                           ------------  ------------
                       Total liabilities                     7,941,000     8,538,000

Excess of Net Assets Acquired Over Purchase Price              311,000       414,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                   --            --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares         7,000         7,000
   Additional paid-in capital                                7,193,000     7,193,000
   Retained earnings                                         2,324,000     2,133,000
                                                           ------------  ------------
                  Total stockholders' equity                 9,524,000     9,333,000
                                                           ------------  ------------
TOTAL                                                      $17,776,000   $18,285,000
                                                           ============  ============

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                NINE-MONTH PERIOD ENDED      THREE-MONTH PERIOD ENDED
                                               FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                               --------------------------   ---------------------------
                                                   2001          2000           2001           2000

REVENUES                                       $ 8,240,000   $ 7,909,000    $ 2,930,000    $ 2,343,000

Cost of Revenues                                 5,875,000     5,091,000      2,309,000      1,485,000
                                               ------------  ------------   ------------   ------------

GROSS MARGIN                                     2,365,000     2,818,000        621,000        858,000

Selling, General and Administrative Expenses     1,606,000     2,836,000        450,000        862,000
                                               ------------  ------------   ------------   ------------

OPERATING INCOME (LOSS)                            759,000       (18,000)       171,000         (4,000)

Interest                                           486,000       306,000        148,000        128,000
                                               ------------  ------------   ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAX AND TAX CREDITS                      273,000      (324,000)        23,000       (132,000)

Provision for Income Taxes (Credits)                82,000      (466,000)        (1,000)      (166,000)
                                               ------------  ------------   ------------   ------------

NET INCOME                                     $   191,000   $   142,000    $    24,000    $    34,000
                                               ============  ============   ============   ============

EARNINGS PER COMMON SHARE AND PER
   COMMON SHARE ASSUMING DILUTION              $      0.03   $      0.02    $      0.00    $      0.01
                                               ============  ============   ============   ============

WEIGHTED  NUMBER OF COMMON SHARES                6,670,000     6,670,000      6,670,000      6,670,000
                                               ============  ============   ============   ============
WEIGHTED  NUMBER OF COMMON SHARES
   ASSUMING DILUTION                             6,670,000     6,670,000      6,670,000      6,670,000
                                               ============  ============   ============   ============

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------

                                                                       NINE-MONTH PERIOD ENDED
                                                                     FEBRUARY 28,   FEBRUARY 29
                                                                     ---------------------------
                                                                         2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   191,000    $   142,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       438,000        419,000
     Amortization of excess of net assets
       acquired over purchase price                                     (103,000)      (104,000)
     Deferred taxes                                                       74,000       (504,000)
   Changes in assets and liabilities:
     Accounts receivable                                               1,967,000      1,979,000
     Inventories                                                      (1,520,000)    (2,586,000)
     Prepaid expenses and other assets                                   (76,000)        50,000
     Accounts payable                                                    122,000       (964,000)
     Accrued payroll and related costs                                  (225,000)      (422,000)
     Other accrued liabilities                                             7,000        (65,000)
                                                                     ------------   ------------

         Net cash provided by (used in) operating activities             875,000     (2,055,000)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in land held for sale                                           --     (1,128,000)
   Proceeds from deposit for land held for sale                          247,000             --
   Purchase of equipment                                                (122,000)      (283,000)
                                                                     ------------   ------------

         Net cash flows provided by (used in) investing activities       125,000     (1,411,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to a bank                                  125,000      1,989,000
   Proceeds from stock options exercised                                      --             --
   Proceeds from long-term debt to a bank, net                                --      1,630,000
   Principal payments on long-term debt                                 (873,000)      (239,000)
                                                                     ------------   ------------
         Net cash (used in) provided by
            financing activities                                        (748,000)     3,380,000
                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                                          252,000        (86,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                --         33,000
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   252,000    $   (53,000)
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

     2.       ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2001 were $3,505,000 and $3,434,000, respectively.

              The billed receivables include an overdue amount of $1,319,000 from one account. To expedite collection of this receivable, the Company has filed a lawsuit. The Company believes, based on legal counsel's assessment of the probable outcome of the lawsuit, that full payment of the outstanding balance, plus legal fees to date of approximately $100,000 included in the accounts receivable balance, will be collected, although ultimate full collection is not assured.

     3.       EARNINGS PER SHARE

              Options on 105,000 shares of common stock were not included in computing EPS assuming dilution for the nine-month period ended February 28, 2001 because their effects were antidilutive. Options on 137,000 shares of common stock were not included in computing diluted EPS for the nine-month period ended February 29, 2000 because their effects were antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      Hi-Shear Technology Corporation provides aerospace products in applications where safety, performance and high reliability are essential. It develops and produces advanced systems and products that are primarily used worldwide in space satellites, launch vehicles, and government programs. The Company is also continuing to adapt its technology to produce advanced, competitively priced products for both aerospace/defense and commercial markets.

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

      Three Months Ended February 28, 2001 compared with Three Months Ended
      ---------------------------------------------------------------------
      February 29, 2000
      ------------------

      Revenues recognized during the third quarter ended February 28, 2001 were $2,930,000, which was $587,000 more than the total revenues recognized during the same quarter last year. The increase in revenues is the result of increased electronic product revenues.

      Gross margin for the quarter was $621,000, or 21% of revenues, as compared to $858,000, or 37% of revenues, for the same period last year. The decrease in gross margin resulted from lower margin electronic products being a larger proportion of total revenue in the period compared to the same period last year.

      Selling, general and administrative expenses were $450,000, compared to the $862,000 reported for the same period last year. This decrease is the result of significant efficiency improvements in selling and administrative tasks and successful cost reduction efforts.

      Operating income of $171,000, or 6% of revenues, during the quarter was improved from the $4,000 operating loss reported for the same quarter last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

      Interest expense during the third quarter increased from $128,000 last year to $148,000 this year. The increase is a result of both higher interest rates during the period, which were driven by the changes in the benchmark prime rate, and an increase in borrowing to fund working capital needs which were previously supplied on certain orders by customers in the form of progress payments. This capital requirement during production construction is now supplied by commercial borrowing.

      Income before provision for income taxes was $23,000 for the quarter ended February 28, 2001 as compared to a reported $132,000 loss before income tax credits for the same period last year. Net income for the third quarter ended February 28, 2001 was $24,000, or $0.004 per share, as compared to a net income of $34,000 for the same period last year.

      Nine-Months Ended February 28, 2001 compared with Nine-Months Ended
      -------------------------------------------------------------------
      February 29, 2000
      -----------------

      Revenues for the nine months were $8,240,000 up slightly from the $7,909,000 realized last year.

      Gross margin for the nine months ended February 28, 2001 was $2,365,000, or 29% of revenues, compared to $2,818,000, or 36% of revenues, for the same period last year. The decrease in gross margin resulted from a significant increase in the proportion of revenues recognized from lower margin electronic product contracts.

      Selling, general and administrative expenses decreased to $1,606,000 for the nine months ended February 28, 2001 compared to $2,836,000 reported for the same period last year, as the result of the Company's significant efficiency improvements through consolidating functions in the selling and administrative areas and successfully reducing outside services.

      Operating income of $759,000, or 9% of revenues, during the nine month period was improved from the $18,000 operating loss reported for the same period last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

      Interest expense during the nine months ended February 28 increased from $306,000 last year to $486,000 this year. Higher interest rates, which relate directly to increases in the prime rate, together with the need to utilize bank borrowing to replace working capital previously obtained from customer supplied working capital, resulted in the increased interest expense.

      Income before provision for income taxes was $273,000 for the nine months ended February 28, 2001 as compared to a reported $324,000 loss before income tax credits for the same period last year. Net income for the nine month period was $191,000, or $0.03 per share, as compared to net income of $142,000, or $0.02 per share, reported for the same period last year.

      Liquidity and Capital Resources
      -------------------------------

      Positive cash flow of $875,000 was provided by operating activities during the nine month period ended February 28, 2001, as compared to negative cash flow of $2,055,000 required for operating activities for the same period last year. The significant improvement in cash flow compared to last year was primarily the result of successful reduction in product cycle time, which acted to lower inventory levels during the third quarter compared to last year. Receivables of $6.9M at February 28, 2001 were favorable to the $8.9M balance outstanding at May 31, 2000, despite containing $1.3M of aged receivable overdue from one account. To expedite collection of this receivable the Company has filed a collection suit. The Company believes, based on legal counsel's assessment of the probable outcome of the suit, that payment of the outstanding balance, plus legal fees to date of approximately $100,000 included in the accounts receivable balance, will be collected, although ultimate full collection is not assured. In addition, a deposit of proceeds from the sale of four acres of property owned in Santa Clarita amounting to $247,000 was received during the quarter. Subsequent proceeds from this sale are expected in mid FY 2002. Hi-Shear's current commercial line of credit in addition to its working capital generated from operating activities is sufficient to meet the Company's capital requirements in the foreseeable future.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HI-SHEAR TECHNOLOGY CORPORATION



Date: April 16, 2001                            By:  /s/ George W. Trahan
     -------------------                           -----------------------------
                                                    George W. Trahan
                                                    President and CEO


Date: April 16, 2001                            By:  /s/ Gregory J. Smith
     -------------------                           -----------------------------
                                                    Gregory J. Smith
                                                    Vice President and CFO