Form 10KSB
period 2001-05-31
HI SHEAR TECHNOLOGY CORP
filed 2001-10-11
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     FOR THE FISCAL YEAR ENDED MAY 31, 2001    COMMISSION FILE NUMBER: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $ 12,065,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $2,190,396 as of August 28, 2001, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,670,000 shares of the Registrants Common Stock issued and outstanding as of August 28, 2001.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders which was filed with the Commission within 120 days of May 31, 2001.

Transitional Small Business Disclosure Format        YES ( )         NO (X)

================================================================================

                                   HI-SHEAR TECHNOLOGY CORPORATION
                                             FORM 10-KSB

                                          TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I.

         ITEM 1    BUSINESS..................................................................      1

         ITEM 2    PROPERTIES................................................................      4

         ITEM 3    LEGAL PROCEEDINGS.........................................................      5

         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................      5


PART II.

         ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................      6

         ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.................................................      6

         ITEM 7    FINANCIAL STATEMENTS......................................................      9

         ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE......................................................     10


PART III.

         ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES...........................     10

         ITEM 10   EXECUTIVE COMPENSATION....................................................     10

         ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT............................................................     10

         ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................     10


PART IV.

         ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K..........................................     11

SIGNATURES         ..........................................................................     12

EXHIBIT INDEX      ..........................................................................     13

INDEX TO FINANCIAL STATEMENTS................................................................     14

                                                  i

                                     PART I


ITEM 1.  BUSINESS

                                GENERAL OVERVIEW

         Hi-Shear Technology Corporation ("Hi-Shear" or the "Company") designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, and has adapted its technology to a select group of emerging non-aerospace products. Its aerospace products are primarily used in commercial space satellites and launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as commercial satellite manufacturers, launch vehicle assemblers, the U.S. Government including NASA, foreign space agencies and commercial launch ventures, and others in the aerospace business widely use the Company's aerospace products.

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products were originally introduced for the United States space program, and consist primarily of pyrotechnic power cartridges and various types of aerospace separation devices designed to meet the demand for reliable high performance devices with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. In addition, the Company designs and manufactures electronic systems that sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices are used in missiles, launch vehicles, fighter aircraft ejection seats and other applications. The Company has also adapted its technology to produce advanced competitively priced products for non-aerospace markets. Hi-Shear's products can be grouped into five product categories as follows:

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

         The Company has been actively pursuing the development of laser ordnance and initiation systems and has continued to evolve and enhance its laser firing products. Hi-Shear's unique laser pyro-initiator control system is fully qualified and is used to fire the hold-down post detonators on the X-33 Space Vehicle. This innovative system provides the full optical energy to test, perform diagnostics and initiate ordnance devices on this futuristic space vehicle. In addition, Hi-Shear has also developed and tested a breech-mounted laser that delivers the full optical energy to ignite the main charge propellant for the Army's 155mm Howitzer.

         EMERGENCY CUTTERS. Hi-Shear sells emergency cutters that are fast, safe, and reliable rescue tools designed for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LIFESHEAR cutter's light weight, mobility, ease of use, and inexpensive design enable it to quickly cut through a variety of tough materials and auto parts in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The Company manufactures the LIFESHEAR and its accompanying power cartridges for its sales in the United States, Canada and Japan. Hi-Shear's European licensee is manufacturing and selling the LIFESHEAR product for sales in its assigned territory and forwarding royalties on these sales to the Company.

         AIR BAG INFLATOR TECHNOLOGY. Hi-Shear has developed and patented unique automobile air bag inflator technology. The Company's inflator propellants and the gas it produces are benign and environmentally safe in contrast to the toxic gases and materials used in existing air bag systems. Hi-Shear has established proprietary rights in the field of air bag inflator technology. The Company has been awarded several innovative patents for its air bag technology and believes its technology offers the automobile industry high performance, non-toxic, low cost alternatives to current air bag inflator systems. The Company seeks an alliance with a major air bag inflator manufacturer to strategically exploit the benefits of this technology in the marketplace.

                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers tend to be large aerospace prime or subcontractors. Lockheed Martin, the Boeing Company, and Hughes Space & Communications Co. together accounted for 39% of the Company's revenues in fiscal year 2001. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 24% of revenue in fiscal year 2001. Contract awards and contract competition phases vary from year to year and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In fiscal year 2001 most of the Company's contracts were on a fixed price contract basis where the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. Company contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The Company's average time to design, manufacture and ship its products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2001, the Company continued its programs to reduce many of its manufacturing lead-times to help its customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles and satellites.

         Total requirements included in contracts undertaken by the Company may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects that are included in the Company's backlog. Although backlog represents business that is considered to be firm, there can be no assurance that cancellation, changes in quantities, funding changes, or scope adjustments will not occur. As of May 31, 2001 the Company's backlog was $12.3 million.

                                   COMPETITION

         The Company's aerospace products are thoroughly tested individually, as well as tested in conjunction with the end product into which they are incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of its products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors. The Company currently qualifies as a small business entity for the purposes of obtaining small business set aside contracts and dealing with U.S. Government contracts or programs.

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

                              INTELLECTUAL PROPERTY

         Hi-Shear's policy is to apply for patents and other appropriate statutory protection when it develops new or improved technology. This has resulted in over 40 U.S. patents as well as numerous trademark and copyrights. All employees are required to assign to the Company any intellectual property developed by the employee during the course and scope of the employment and agree to preserve as confidential all information pertaining to the Company's business obtained by the employee as a result of their employment. The Company also relies on the laws of unfair competition and trade secrets to protect its unpatented proprietary rights.

                                    EMPLOYEES

         The Company's success depends on its ability to attract and retain highly qualified personnel. As of May 31, 2001 Hi-Shear had 96 full time employees, the majority of whom are engineers and technicians. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities, has never suffered a work stoppage, and considers its relations with its employees to be excellent.

                             ADDITIONAL INFORMATION

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

ITEM 2.  PROPERTIES

         The Company's manufacturing and executive offices are located in Torrance, California, in a 75,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a lease for five (5) years at a monthly rate of $38,500 which terminates in August 2004. The Company owns 16 acres of land in Santa Clarita, CA that it acquired during the fiscal year ending May 31, 2000 by exercising its purchase option for land that it previously leased. While the Company continues to utilize the land as a storage and blending site, it has been management's intention since the date of the purchase to sell the property for a profit. Four acres of the property are being appropriated for construction of a new highway which will connect to the local freeway. The Company believes that its current leased facilities in Torrance and property in Santa Clarita are adequately covered by insurance and will adequately support its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

         In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay in whole or in part on four separate invoices totaling $1,319,000 for specially manufactured aerospace components. In addition, the Company also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit is currently in the discovery phase. No counterclaims have been asserted against the Company.

         The Company is a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees in the amount of $171,200, plus service fees continuing at $68 per day. Cincom later amended its claim to include a copyright infringement claim for damages of $508,000 or more. Hi-Shear has denied all allegations contained in Cincom's claims and has counterclaimed for damages in the amount of $1.2 million. The arbitration proceeding is in its final stages and a decision is expected in the near future.

         In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                              High        Low
                                                              ----        ---
         Fiscal Year 2001 ending May 31, 2001

                           4th Quarter                        2.60        1.60
                           3rd Quarter                        2.80        0.81
                           2nd Quarter                        1.63        1.00
                           1st Quarter                        2.37        1.37

         Fiscal Year 2000 ending May 31, 2000

                           4th Quarter                        3.50        2.00
                           3rd Quarter                        3.50        2.43
                           2nd Quarter                        5.00        2.93
                           1st Quarter                        5.50        4.75


         The Company has never paid a cash dividend and the payment of any cash dividends in the future are subject to the terms of the Company's credit facility (see Note 10, Financial Statements). Dividends will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         The number of holders of record of the Company's Common Stock was approximately 59 and the number of beneficial shareholders was approximately 1,004 as of August 28, 2001.


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

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2001 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2000

         The lower level of revenues experienced during the year, the higher proportion of total revenues derived from lower margin electronic product contracts and the recognition of inventory cost provisions resulted in a net loss for fiscal year 2001. An increase in orders in late fiscal year 2001 and early fiscal 2002 is currently being driven by increased product demand. These increases in product demand, together with the Company's efficiency improvements carried out during the year, are expected to result in improved margins for new business projected in fiscal year 2002.

         Total revenues for the year did not reach the levels of the prior two years due to lower customer requirements for satellite and launch vehicle components during the period. Our major customers experienced reduced military and commercial launch and satellite activity and long-term interruption in their planned launch schedules due to major launch vehicle mishaps. Although Hi-Shear's components are in no way related to these events, the lower requirement for the Company's products was reflected in this fiscal years' revenues of $12,065,000 compared to $13,989,000 in the prior fiscal year. Customer demand for launch vehicle and satellite components has recently surged as launch vehicle schedules are returning to prior levels.

         Cost of revenues for the year of $9,393,000 compared to $10,015,000 last year reflect the lower volume of revenues in the year and includes increases to inventory reserves of $595,000 compared to $473,000 for last year. In addition to lower volume of revenues and higher inventory reserves and write-offs, gross margin was further reduced by a higher proportion of total revenues derived from lower margin electronic product contracts than last year. The results of these factors was that gross margin for fiscal year 2001 was $2,672,000 compared to $3,974,000 realized last year.

         Implementation of cost reduction measures, including consolidating sales and administrative functions among fewer employees and reducing expenditures for product enhancements not covered by customer contracts contributed to the decrease of selling, general and administrative expenses to $2,793,000 in fiscal year 2001 from $3,413,000 during the previous year. Offsetting some of the reductions in new costs incurred during fiscal year 2001 was a $266,000 charge to expenses for padlock tooling costs. This decision reflects management's strategy of focusing its resources on expanding the Company's core aerospace and defense product lines.

         The Company incurred an operating loss of $121,000 compared to operating income of $561,000 for last year. Despite realizing significant cost reductions derived from the successful implementation of many consolidation and efficiency changes, which were intended to reduce expenses without jeopardizing the Company's ability to effectively satisfy the growing demands of its customers, the combination of increased inventory cost reserves, write-off of capitalized tooling costs, lower revenues and a higher proportion of total revenues derived from lower margin electronic product contracts resulted in the decrease in operating income.

         Certain legal costs of $102,000 that related to litigation in which the Company is currently involved were included in accounts receivable in the Form 10-QSB filed for the third quarter ended February 28, 2001. Those costs had been capitalized rather than recognized as period costs. The Company recognized the expenses in the fourth quarter ended May 31, 2001. Included in the $102,000 that was capitalized at the end of the third quarter was $54,000 that was omitted from the second quarter expenses. The financial statements included in Forms 10-QSB for the quarters ended November 30, 2000 and February 28, 2001 will be amended.

         Interest expense increased from $490,000 for last fiscal year to $617,000 for fiscal year 2001. The increase is a result of both higher interest rates, which were linked to higher benchmark prime rates during most of fiscal year 2001, and the need to supplement working capital derived from operations with increased borrowing against the Company's bank line of credit. The increase in average monthly borrowing throughout fiscal year 2001 compared to last year was necessitated by the continued reduction in customer progress payments in advance of contract completion.

         Despite the reported loss before income taxes of $738,000, an income tax expense of $250,000 was recognized for fiscal year 2001 as a result of management's assessment that it was more likely than not that some, but not all of, the net deferred tax assets will be realized. The deferred tax assets considered realizable, however, could be increased or reduced in the future if estimates of future taxable income during the carryforward period are increased or reduced. Contrary to fiscal year 2001, management last year determined that it was more likely than not that all of the net deferred assets remaining at that time would be realized prior to expiration. Accordingly, recognition in fiscal year 2000 of all previously unrecognized potential net deferred tax assets resulted in the reported net tax benefit of $607,000.

         The net loss for fiscal year 2001 was $988,000 or $(0.15) per share compared to net income for fiscal year 2000 of $678,000 or $0.10 per share.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,328,000 and $8,906,000 at the end of fiscal year 2001 and at the end of fiscal year 2000, respectively. The billed component of the total accounts receivable balance at May 31, 2001 was $4,072,000 compared to $7,075,000 at the end of the previous fiscal year. The reduction in the billed balance is reflective of reduced billings near the end of fiscal year 2001 compared to last year, and improvement in the Company's ability to accelerate collection of outstanding accounts receivable.

         Included in the billed portion of accounts receivable at the end of both fiscal years was a total balance of $1,319,000 due from one account. The Company has filed a lawsuit to expedite collection of the billed receivable.

         Unbilled receivables represent revenues recognized on a percentage-of-completion basis from long-term fixed price contracts for which billings have not been presented to customers. As contracts are completed, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of billings to customers. Unbilled receivables at May 31, 2001 were $3,425,000 compared to $1,783,000 at the end of fiscal year 2000. The increase in the unbilled receivable balance is reflective of the Company having spent more on long-term contracts without progress payments as of the end of fiscal year 2001 than as of the end of the previous year.

         Claims receivable balances at the end of both fiscal year 2001 and fiscal year 2000 was composed of the total unpaid balance for two claims on contracts terminated by the customers for "convenience". The claims were recorded at amounts which management expects to be realized within fiscal year 2002. The total unpaid amounts of those two claims at May 31, 2001 and at May 31, 2000 are $816,000 and $1,121,000, respectively.

         The increase in total inventories from $2,909,000 at the end of fiscal year 2000 to $3,618,000 at the end of fiscal year 2001 was primarily the result of the increase in work in process inventories for aerospace contracts from $620,000 at May 31, 2000 to $1,286,000 at May 31, 2001. That increase is reflective of management's commitment to accelerate delivery of contract product by maintaining larger inventories of sub-component parts that relate to multiple contracts.

         During fiscal year 2000 the Company exercised a purchase option of $1,128,000 for sixteen acres of land that it previously leased. While the Company continues to utilize the land as a storage and blending site, it has been management's intention since the date of the purchase to sell the property for a profit. The City of Santa Clarita has appropriated four acres of the land in order to construct a new highway. Management believes the $247,000 it has been offered by the City in an eminent domain proceeding for the land being taken is inadequate. Nonetheless, it accepted $247,000 during fiscal year 2001 as a deposit toward a proper valuation of the property taken. The Company and the City are actively engaged in settlement discussions and settlement of this issue is expected to occur during fiscal year 2002. Accordingly, $282,000, which is the pro-rata portion of the total purchase price, is included in other current assets on the balance sheet.

         Trade accounts payable increased from $725,000 at the end of fiscal year 2000 to $1,557,000 at the end of fiscal year 2001. The increase in trade accounts payable occurred as a result of the increase in purchased parts near the end of fiscal year 2001 that contributed to the overall increase in inventories discussed above.

         Long-term debt, all of which was incurred during prior fiscal years in order to finance the acquisition of machines used in the Company's precision machining center and the acquisition of land held for sale, was reduced from $2,374,000 at the end of fiscal year 2000 to $1,322,000 at the end of fiscal year 2001 through principal payments of $1,052,000 during fiscal year 2001 compared to principal payments of $433,000 during fiscal year 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $731,000 was provided by operating activities during the year compared to net cash of $2,118,000 used in operating activities during the previous fiscal year. The difference in operating cash flows for the two fiscal years was primarily a combination of collecting a significantly higher proportion of accounts receivable during fiscal year 2001 than during fiscal year 2000, and using significantly less cash to reduce accounts payable during fiscal year 2001 than during fiscal year 2000, despite increased inventories during fiscal year 2001 compared to decreased inventories during fiscal year 2000.

         Although total accounts receivable billings were less during fiscal year 2001 than during fiscal year 2000, the availability for collection during the fiscal year 2001 of a much larger accounts receivable balance at the beginning of the fiscal year than the beginning balance available for collection for fiscal year 2000 contributed to the increase in cash flow from fiscal year 2000 to fiscal year 2001. Improvement in the Company's ability to accelerate collection of outstanding accounts receivable, the partial collection of a claim on a contract terminated by a customer and royalties for the sale of LIFESHEAR commercial cutting tools also contributed to the increase in cash flow during fiscal year 2001 compared to fiscal year 2000.

         The Company's primary sources of capital during the fiscal year 2001 were its operating cash flow and commercial financing. The Company maintains a revolving line of credit with a commercial bank and pays market interest on the outstanding balance. The outstanding balance under this line of credit at May 31, 2001 was $4,857,000 compared to an outstanding balance of $4,550,000 at May 31, 2000. Maximum borrowing under the line of credit was $5,100,000 as of May 31, 2001. The maximum borrowing limit was changed to $4,800,000 and $4,600,000 as of July 30 and October 1, 2001, respectively. The revolving line of credit, which matures on October 15, 2001, contains various financial covenants. At May 31, 2001 the Company was not in compliance with two of those covenants. While the bank will not waive these covenant violations, it has agreed to continue the loan until its maturity. The Company is currently in the process of seeking and obtaining a new revolving line of credit.

ITEM 7.  FINANCIAL STATEMENTS

         The reports of the independent accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         McGladrey & Pullen, LLP were the independent public accountants previously engaged to audit the Company's financial statements for the period ended May 31, 2000. McGladrey & Pullen, LLP resigned from their position as the Company's independent accountants on August 25, 2000. Effective October 16, 2000, the Board of Directors approved the appointment of Grant Thornton LLP to serve as the Company's independent accountants and to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2001 and successive years.

         McGladrey & Pullen, LLP reports on the financial statements as of and for the years ended May 31, 1999 and May 31, 2000 contained no adverse opinions or disclaimers of opinion and were not modified or qualified as to uncertainty, audit scope or accounting principles.

         During the fiscal year ended May 31, 2000 and through the date of their resignation there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused that firm to make reference to the subject matter of the disagreement in connection with either of its reports on the Company's financial statements for such years.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information required by this item will be contained in the Company's Proxy Statement which was filed with the Securities and Exchange Commission within 120 days after May 31, 2001 and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement which was filed with the Securities and Exchange Commission within 120 days after May 31, 2001 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement which was filed with the Securities and Exchange Commission within 120 days after May 31, 2001 and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement under the heading "Executive Compensation", which was filed with the Securities and Exchange Commission within 120 days after May 31, 2001 and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See "Exhibit Index", page 13.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 2001.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HI-SHEAR TECHNOLOGY CORPORATION


Date: October 10, 2001                            By:  /s/ George W. Trahan
      ----------------                                 ---------------------------------------------------
                                                       President, Chief Executive Officer and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 10, 2001                            By:  /s/ George W. Trahan
      ----------------                                 ---------------------------------------------------
                                                       President, Chief Executive Officer and Co-chairman


                                                  By:  /s/ Thomas R. Mooney
                                                       ---------------------------------------------------
                                                       Director, Co-chairman of the Board


                                                  By:  /s/ Gregory J. Smith
                                                       ---------------------------------------------------
                                                       Vice President of Finance and Chief Financial Officer


                                                  By:  /s/ Jack Bunis
                                                       ---------------------------------------------------
                                                       Director


                                                  By:  /s/ David W. Einsel
                                                       ---------------------------------------------------
                                                       Director

                                  EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT NUMBER              DESCRIPTIONS                             NUMBERED
--------------              ------------                             --------

3.1          Certificate of Incorporation, as amended(1)

3.2          Bylaws, as amended(2)

4.1          Form of Common Stock(3)

10.1         1993 Stock Option Plan(2)

10.2.1       Consulting Agreement with Thomas R. Mooney(6)

10.3         Employment Agreement with George W. Trahan(5)

10.3.1       Amendment to Employment Agreement with George W. Trahan(6)

10.4.1       Torrance Property Lease(6)

10.5.1       Form of Buy/Sell Agreement(6)

10.6         Southern California Bank Credit Facility (now U.S. Bank)(4)

10.6.1       Promissory Note Relating to U.S. Bank Credit Facility(5)

10.6.2       Promissory Note Related to U.S. Bank Credit Facility

10.6.3       Promissory Note and Amendment Relating to U.S. Bank Credit Facility

23.1         Consent of Grant Thornton LLP

23.2         Consent of McGladrey & Pullen, LLP

-------------------

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.

(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.

(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.

(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.

(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.

(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.

                                INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Independent Certified Public Accountants, Grant Thornton LLP.........          F-1

Independent Auditor's Report, McGladrey & Pullen, LLP..........................          F-2

Balance Sheet..................................................................          F-3

Statements of Operations.......................................................          F-4

Statements of Stockholders' Equity  ...........................................          F-5

Statements of Cash Flows   ....................................................          F-6

Notes to Financial Statements  ................................................   F-7 - F-17

                                             14

                            [Grant Thornton LLP LOGO]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP


Los Angeles, California
July 20, 2001 (except for the second paragraph of Note 2, as to which the date is September 17, 2001)

                         [McGladrey & Pullen, LLP LOGO]



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Hi-Shear Technology Corporation
Torrance, California


We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended May 31, 2000 of Hi-Shear Technology Corporation (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                           /s/ McGladrey & Pullen, LLP


Anaheim, California
August 1, 2000

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
MAY 31, 2001

ASSETS                                                                  2001
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                        $    61,000
   Accounts receivable (Note 5)                                       7,512,000
   Claims receivable (Note 6)                                           816,000
   Inventories (Note 7)                                               3,618,000
   Deferred taxes (Note 11)                                             700,000
   Prepaid expenses and other current assets (Note 9)                   393,000
                                                                    ------------

     TOTAL CURRENT ASSETS                                            13,100,000

Land held for sale (Note 9)                                             846,000
Equipment, net (Note 8)                                               2,641,000
Deferred taxes (Notes 3 and 11)                                         901,000
Intangible assets, net                                                   74,000
                                                                    ------------

                                                                    $17,562,000
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Bank line of credit (Note 10)                                    $ 4,857,000
   Notes payable (Note 10)                                            1,322,000
   Trade accounts payable                                             1,557,000
   Accrued payroll and related costs                                    527,000
   Deposits held (Note 9)                                               247,000
   Other accrued liabilities                                            431,000
                                                                    ------------

     TOTAL CURRENT LIABILITIES                                        8,941,000

Excess of Net Assets Acquired Over Purchase Price                       276,000

Stockholders' Equity (Note 13)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                       ---
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,670,000 shares issued and outstanding                              7,000
   Additional paid-in capital                                         7,193,000
   Retained earnings                                                  1,145,000
                                                                    ------------

     TOTAL STOCKHOLDERS' EQUITY                                       8,345,000
                                                                    ------------

                                                                    $17,562,000
                                                                    ============

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 2001 AND 2000

                                                            2001            2000
-------------------------------------------------------------------------------------
REVENUES (Notes 4 and 5)                                $ 12,065,000    $ 13,989,000

Cost of Revenues (Notes 3 and 7)                           9,393,000      10,015,000
                                                        -------------   -------------

GROSS MARGIN                                               2,672,000       3,974,000

Selling, General and Administrative Expenses (Note 3)      2,793,000       3,413,000
                                                        -------------   -------------

OPERATING INCOME (LOSS)                                     (121,000)        561,000

Interest                                                     617,000         490,000
                                                        -------------   -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE OR BENEFIT
                                                            (738,000)         71,000

Income Tax Expense (Benefit) (Notes 3 and 11)                250,000        (607,000)
                                                        -------------   -------------

NET INCOME (LOSS)                                       $   (988,000)   $    678,000
                                                        =============   =============

Basic Earnings (Loss) per Common Share and
      Per Common Share Assuming Dilution:               $      (0.15)   $       0.10

Weighted Number of Common Shares Outstanding -
       Basic and Assuming Dilution                         6,670,000       6,670,000

See Notes to Financial Statements.

                                         F-4

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2001 AND 2000

                               Common Stock           Additional                     Total
                        --------------------------     Paid-In      Retained     Stockholders'
                           Shares         Amount       Capital      Earnings        Equity
---------------------------------------------------------------------------------------------
Balance, May 31, 1999     6,670,000   $     7,000   $ 7,193,000   $ 1,455,000    $ 8,655,000

  Net income                      -             -             -       678,000        678,000
                        ------------  ------------  ------------  ------------   ------------

Balance, May 31, 2000     6,670,000   $     7,000   $ 7,193,000   $ 2,133,000    $ 9,333,000

  Net loss                        -             -             -      (988,000)      (988,000)
                        ------------  ------------  ------------  ------------   ------------

Balance May 31, 2001      6,670,000   $     7,000   $ 7,193,000   $ 1,145,000    $ 8,345,000
                        ============  ============  ============  ============   ============

See Notes to Financial Statements

                                             F-5

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2001 AND 2000

                                                                         2001           2000
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss)                                                 $  (988,000)   $   678,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                       864,000        552,000
     Provision for inventory reserves                                    595,000        473,000
     Amortization of excess of net assets                               (138,000)      (138,000)
       acquired over purchase price
     Deferred taxes                                                      234,000       (635,000)
     Changes in assets and liabilities:
       Accounts receivable                                               273,000     (1,239,000)
       Claims receivable                                                 305,000       (365,000)
       Inventories                                                    (1,304,000)      (107,000)
       Prepaid expenses and other assets                                 (11,000)        16,000
       Accounts payable                                                  832,000     (1,231,000)
       Accrued payroll and related costs                                 (88,000)       (58,000)
       Other accrued liabilities                                         157,000        (64,000)
                                                                     ------------   ------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             731,000     (2,118,000)
                                                                     ------------   ------------

Cash Flows from Investing Activities
   Investment in land held for sale                                            0     (1,128,000)
   Proceeds from deposit for land held for sale                          247,000              0
   Purchase of equipment                                                (172,000)      (851,000)
                                                                     ------------   ------------

         NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES        75,000     (1,979,000)
                                                                     ------------   ------------

Cash Flows from Financing Activities
   Proceeds from bank line of credit                                     307,000      2,849,000
   Proceeds from notes payable net                                             0      1,648,000
   Principal payments on notes payable                                (1,052,000)      (433,000)
                                                                     ------------   ------------

       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (745,000)     4,064,000
                                                                     ------------   ------------

       NET INCREASE (DECREASE) IN CASH                                    61,000        (33,000)

Cash and Cash Equivalents, beginning of period                                 0         33,000
                                                                     ------------   ------------

Cash and Cash Equivalents, end of period                             $    61,000    $         0
                                                                     ============   ============

Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                                634,000        447,000

   Cash paid during the year for income taxes                             50,000         27,000

See Notes to Financial Statements.

                                              F-6

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

Hi-Shear also has diversified into two non-aerospace products. The Company has made significant investments in inventory and tooling for the LIFESHEAR emergency rescue cutting tool. The Company is marketing the tool in the U.S., Canada and Japan. However, since the Company has focused most of its attention and resources on its core aerospace products, the sales volumes of this new product have not been significant. In addition, the Company has developed unique commercial air bag inflator technologies and has been awarded patents for several of its automobile air bag inflator designs by the United States Patent and Trademarks Office. All costs related to the development of the air bag inflator designs have been expensed.

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

ACCOUNTS RECEIVABLE:

Included are amounts billed and currently due from customers under all types of contracts, plus amounts earned but unbilled on long-term contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting.

INVENTORIES:

Inventory costs for defense and aerospace relate primarily to production cost of contracts in process under fixed-price type contracts and represent accumulated contract costs less the portion of such costs allocated to revenue recognized on units delivered or progress completed. Accumulated contract costs include direct labor, material costs, and factory and engineering overhead. In accordance with industry practice, such inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Selling, general and administrative costs are charged to expense as incurred. Aerospace raw materials and components consist of purchased and manufactured parts which are not allocated to an existing production contract but will be utilized in anticipated future contracts. These parts are valued at the lower of cost or estimated market value.

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

INTANGIBLE ASSETS:

Intangible assets, consisting primarily of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17-year life of the patent.

DETERMINING IMPAIRMENT ON LONG-TERM ASSETS:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Assets deemed impaired are recorded to the lower of carrying value or fair value.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF NET ASSETS ACQUIRED OVER PURCHASE PRICE:

In June 1993, the total purchase price of the Company was allocated to the assets acquired and liabilities assumed based upon their relative fair values at the date of the acquisition using the purchase method of accounting. The resulting net assets acquired over purchase price (also referred to as negative goodwill) are being amortized into income over a ten-year period. Included in Selling, General and Administrative expenses are amortization of negative goodwill totaling $138,000 in each of 2001 and 2000.

INCOME TAXES:

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT:

All Company sponsored research and development costs are expensed as incurred. During fiscal year 2000 the Company incurred $489,000 in research and development expenses. No such expenses were incurred in fiscal year 2001.

Certain research and development contracts placed with the Company by its customers are contained in the Company's revenue and cost of revenue accounts. These customer funded research and development efforts are not classified as research and development expense.

EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share (EPS) is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. There was no dilutive effect from outstanding options for either fiscal year 2001 or fiscal year 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of long-term debt, which approximates the carrying value, is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amount of notes payable to the bank approximates fair value since the interest rate changes with the market interest rate. The carrying amount of cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.

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

NEW PRONOUNCEMENT:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations and No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company has elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle will be a write-off of the negative goodwill remaining at May 31, 2001 of $276,000, which will be included in the statement of operations for the quarter ended August 31, 2001. Due to the availability of net operating losses, there will be no tax effect associated with the change.

RECLASSIFICATIONS:

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

NOTE 2.  RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent on the continuation of government funding of government sponsored military and aerospace programs in order to maintain and enhance its revenues. During the past two fiscal years, revenues have decreased due to lower customer requirements for military, satellite and launch vehicle components. While the total values of new customer orders obtained since mid-fiscal year 2001, and continuing through early fiscal 2002, have returned to levels similar to fiscal years prior to the recent slow-down period, continuation of this recent trend of increased customer requirements and new orders are necessary for the Company to achieve profitable operating profits.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.  RISKS AND UNCERTAINTIES (CONTINUED)

The Company relies on its borrowing capacity to provide additional funds for its operations. During all of fiscal year 2001 the Company was able to borrow against a revolving line of credit that provided funding up to a limit of $5,100,000. The line of credit, which matures on October 15, 2001, contains various financial covenants. At May 31, 2001 the Company was in violation of two covenants. While the bank has not waived these covenant violations, it has agreed to continue the loan until its maturity. However, the maximum borrowing limit was decreased to $4,800,000 effective July 30, 2001, and again decreased to $4,600,000 effective October 1, 2001. The Company is currently in the process of seeking and obtaining a new revolving line of credit.

NOTE 3.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ended May 31, 2001 there were several significant adjustments that resulted in the Company reporting a net loss for the fiscal year. Most of those adjustments related to material changes in estimates.

Padlock tooling costs of $266,000 were written off to selling, general and administrative expenses as a consequence of management's strategy of deferring production of padlocks while Company resources are focused on expanding the core aerospace and defense product lines. The Company increased the reserves for inventories used to make LIFESHEAR commercial cutting tools by $191,000 due to the level of sales of the LIFESHEAR product. In addition, the Company provided an additional $404,000 of reserves against its stock inventory items used to produce aerospace and defense products. Both inventory reserve adjustments were charged to cost of revenues.

Certain legal costs of $102,000 that related to litigation the Company is currently involved in were included in accounts receivable in the Form 10-QSB filed for the third quarter ended February 28, 2001. Those costs had been capitalized rather than recognized as period costs. The Company recognized the expenses in the fourth quarter ended May 31, 2001.

Management's revised estimate that some, but not all, of the deferred tax assets will be realized prior to expiration led to the fourth quarter decision to establish a valuation allowance as of May 31, 2001 that resulted in a reduction of net deferred tax assets and additional income tax expense of $236,000.

NOTE 4.  MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from certain large satellite and launch vehicle companies and departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

--------------------------------------------------------------------------------
                                                       2001                2000

Lockheed Martin                                         21%                17%
United States Government                                24%                17%
Boeing Company                                          17%                 *
United Space Alliance                                    *                 15%

*Customer's total revenues represented less than 10% of the Company's total revenues for that year.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5.  ACCOUNTS RECEIVABLE

Due from United States Government, prime and subcontractors under long-term contracts:

         Billed                                                         $ 16,037,000
         Unbilled                                                          3,425,000
         Progress payments received                                      (12,558,000)
                                                                        -------------
                                                                           6,904,000
Billed and currently due from foreign sales, long-term contracts             593,000
                                                                        -------------

         Total billed and unbilled receivables on long-term contracts      7,497,000

Other receivables                                                             15,000
                                                                        -------------

         Total                                                          $  7,512,000
                                                                        =============

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at May 31, 2001 were $4,072,000 and $3,425,000, respectively.

The billed receivables include an overdue amount of $1,319,000 from one account. To expedite collection of this receivable, the Company has filed a lawsuit. (See
Note 12)

Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon a percentage-of-completion basis, but in advance of completing billable events for which invoices are submitted to customers.

During the fiscal years 2001 and 2000, the Company generated revenue of approximately $1,474,000 and $2,208,000, respectively, from sources outside of the United States.

NOTE 6.  CLAIMS RECEIVABLE

As of May 31, 2001 the outstanding amount due for two claims on contracts terminated by customers for "convenience" was $816,000. Claims are subject to review and audit by the customer. If no agreement is reached, the Company may pursue other alternatives including litigation. The ultimate realization of the claims may be different than the amount recorded and the difference could be significant.

NOTE 7.  INVENTORIES

Aerospace inventory:
         Raw materials and components                               $ 2,028,000
         Production costs of contracts in process                     1,286,000
                                                                    ------------
                                                                      3,314,000
         Less inventory reserves                                       (164,000)
                                                                    ------------
                  Total aerospace inventory                           3,150,000

Non-aerospace inventory:
         Raw materials and components                                   545,000
         Work-in-process                                                282,000
                                                                    ------------
                                                                        827,000
         Less inventory reserves                                       (359,000)
                                                                    ------------
                  Total non-aerospace inventory                         468,000
                                                                    ------------
                           Total inventory                          $ 3,618,000
                                                                    ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7.  INVENTORIES (CONTINUED)

Production costs of contracts in process are costs incurred to date less billed and unbilled amounts. The status of the production costs of contracts at May 31, 2001, is as follows:

--------------------------------------------------------------------------------

Total contracts in process                                         $ 21,443,000
                                                                   =============
Costs incurred to date                                             $ 10,762,000
Estimated profit recorded                                             3,307,000
Less billed and unbilled amounts                                    (12,783,000)
                                                                   -------------

Total production costs of contracts in process                     $  1,286,000
                                                                   =============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 2001 would change contract profits or losses by approximately $58,000.

NOTE 8.  EQUIPMENT

Machinery and equipment                                              $4,738,000
Office equipment and furniture                                          661,000
Leasehold improvements                                                  154,000
Projects in process                                                      83,000
                                                                     -----------
                                                                      5,636,000
Less accumulated depreciation and amortization                        2,995,000
                                                                     -----------

                                                                     $2,641,000
                                                                     ===========

NOTE 9. LAND HELD FOR SALE

The Company owns land in Santa Clarita, CA that it acquired during the fiscal year ended May 31, 2000 by exercising its purchase option of $1,128,000 for sixteen acres of land that it previously leased. While the Company continues to utilize the land as a storage and blending site, it has been management's intention since the date of the purchase to sell the property for a profit.

During the fiscal year ending May 31, 2001, the City of Santa Clarita through condemnation proceedings took four acres of Hi-Shear's sixteen-acre site for construction of a city highway. Hi-Shear is disputing the amount allocated by the City for this property and is involved in legal proceedings to obtain the fair value of this land. During fiscal year 2001 the Company accepted $247,000 as a deposit on the sale of the four acres. Since the Company's management anticipates resolution of the dispute and full compensation for the land to occur within the fiscal year ending May 31, 2002, the pro-rata share of the cost of that land of $282,000 is classified in other current assets with the remaining portion classified as land held for sale.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10.  DEBT

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets. Throughout the fiscal year ending May 31, 2001 the revolving line of credit agreement provided for maximum borrowings of $5,100,000. Outstanding amounts bear interest at the Wall Street Journal's prime rate (7.00% at May 31, 2001) plus .50%. The revolving line of credit expires October 15, 2001. At May 31, 2001, $4,857,000 was outstanding under the line of credit and $243,000 was available for borrowing. The maximum borrowing under the revolving line of credit was decreased to $4,800,000 and $4,600,000 as of July 30 and October 1, 2001, respectively. The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2001, the Company was not in compliance with two of these covenants. The bank has agreed to continue the revolving line of credit until its maturity. The Company is currently in the process of seeking and obtaining a new revolving line of credit.

Notes payable at May 31, 2001, which are subject to the business loan agreement above, are classified as current liabilities due to the Company's noncompliance with the two covenants as noted above. The notes payable are as follows:

---------------------------------------------------------------------------------------------------

Promissory Note, payable in monthly installments of $22,917 through August 2003, plus
interest at prime plus 0.5%, secured by substantially all assets                        $  619,000

Promissory Note, payable in monthly installments of $23,452 through March 2003, plus
interest at prime plus 0.5%, secured by substantially all assets                           516,000

Promissory Note, payable in monthly installments of $13,346 through August 2002, plus
    interest at prime plus 1%, secured by substantially all assets                         187,000
                                                                                        -----------

                                                                                        $1,322,000
                                                                                        ===========

NOTE 11.  INCOME TAXES

Deferred income tax assets in the accompanying balance sheet at May 31, 2001, consist of the following, of which $700,000 is included in current assets:

--------------------------------------------------------------------------------

Deferred tax assets:
    Net operating loss carryforwards                                 $1,991,000
    Other                                                               335,000
                                                                     -----------

                                                                      2,326,000
    Less valuation allowance                                            725,000
                                                                     -----------
    Net deferred taxes                                               $1,601,000
                                                                     ===========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.  INCOME TAXES (CONTINUED)

Realization of deferred tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for significant near term earnings derived from continuing growth in its backlog plus unrealized gains anticipated upon the sale of certain real estate. The amount of the deferred tax assets considered realizable, however, could be increased or reduced in the near term if estimates of future taxable income during the carryforward period are increased or reduced, or if certain changes in the ownership structure of the Company occur.

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                            2001         2000
--------------------------------------------------------------------------------

Federal income tax computed at the statutory rate        $(251,000)   $  25,000
Permanent differences, primarily negative goodwill         (53,000)     (55,000)
State taxes, less federal benefit                          (44,000)       4,000
Other state tax and minimum taxes                           14,000       21,000
Other                                                            0       14,000
Change in valuation allowance                              584,000     (616,000)
                                                         ----------   ----------

                                                         $ 250,000    $(607,000)
                                                         ==========   ==========

As of May 31, 2001, the Company had federal net operating loss carryforwards of approximately $5,729,000, which expire $1,785,000 in 2009; $2,340,000 in 2011;
$170,000 in 2012; $333,000 in 2015 and $1,101,000 in 2016. The Company also has state net operating loss carryforwards of approximately $719,000, which expire $79,000 in 2002, $144,000 in 2005, and $496,000 in 2006.

The income tax expense charged to operations for the year ended May 31, 2001 includes current state taxes of $14,000 and a reversal of $236,000 deferred tax benefit recognized in the fiscal year ended May 31, 2000. Management's reassessment of the likelihood of full realization of the tax benefit of deferred assets resulted in the change in the valuation allowance. The income tax benefits credited to operations for the year ended May 31, 2000 included current federal and state taxes of $28,000 and deferred tax benefits of $635,000.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2005. Rental expense under operating leases for the years ended May 31, 2001 and 2000 was approximately $620,000 and $575,000 respectively.

Minimum annual rentals under all noncancelable operating leases are as follows:

                             2002                  $  536,000
                             2003                     471,000
                             2004                     483,000
                             2005                     122,000
                                                   -----------
                                                   $1,612,000
                                                   ===========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay in whole or in part on four separate invoices totaling $1,319,000 for specially manufactured aerospace components. In addition, the Company also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit is currently in the discovery phase. No counterclaims have been asserted against the Company.

The Company is a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees in the amount of $171,200, plus service fees continuing at $68 per day. Cincom later amended its claim to include a copyright infringement claim for damages of $508,000 or more. Hi-Shear has denied all allegations contained in Cincom's claims and has counterclaimed for damages in the amount of $1.2 million. The arbitration proceeding is in its final stages and a decision is expected in the near future.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

NOTE 13.  STOCKHOLDERS' EQUITY

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees or directors under the Plan. Options are granted and vested as determined by the Stock Options Committee. At May 31, 2001 there were 299,000 shares available for grant under the Company's option plan.

A summary of the status of the option plan and changes during fiscal years 2001 and 2000 is as follows:

                                                           2001                            2000
                                              ------------------------------    ---------------------------
                                                                 Weighted-                      Weighted-
                                                                 Average                        Average
                                                                 Exercise                       Exercise
               Fixed Options                      Shares          Price           Shares         Price
-----------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                  110,000    $        5.91        186,000    $        5.95
     Granted                                        7,000             2.25          7,000             5.38
     Exercised                                          -                -              -                -
     Forfeited                                    (12,000)            5.76        (83,000)            6.09
                                             --------------------------------------------------------------

Outstanding at end of year                        105,000    $        5.67        110,000    $        5.81
                                             ==============================================================

Exercisable at end of year                         98,000    $        5.91        106,000    $        5.91

Weighted-average fair value per
     option granted during the year                          $        1.74                   $        3.55

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13.  STOCKHOLDERS' EQUITY (CONTINUED)

A further summary about fixed options outstanding at May 31, 2001, is as follows:

                                         Options Outstanding                            Options Exercisable
                           -------------------------------------------------     ----------------------------------
                                             Weighted-
                                              Average           Weighted-                              Weighted-
                                             Remaining           Average                                Average
        Range of               Number       Contractual          Exercise           Number              Exercise
     Exercise Price         Outstanding         Life              Price           Exercisable            Price
-------------------------------------------------------------------------------------------------------------------
$2.00 to $5.00                      7,000     10 years       $      2.25                   0        $         0
$5.00 to $7.00                     81,000     5 years               5.47              81,000               5.47
$7.38 to $8.50                     17,000     6 years               8.06              17,000               8.06
                           ---------------                                   ----------------

                                  105,000                    $      5.67              98,000        $      5.91
                           ===============                                   ================

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

                                                       2001            2000
--------------------------------------------------------------------------------

Net income (loss)
    As reported                                $      (988,000)  $      678,000
    Pro forma                                       (1,000,000)         640,000

Earnings (loss) per common share and
    common share assuming dilution
    As reported                                $         (0.15)  $        0.10
    Pro forma                                            (0.15)           0.10

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001 and 2000, respectively. No dividend rate for all years; price volatility of 65% in 2001 and 46% in 2000, risk-free interest rates of approximately 5.4% in 2001 and 6.0% in 2000; and expected lives of ten years.

NOTE 14.  RELATED PARTIES

A director of the Company performs consulting services for the Company. The Company incurred $138,000 and $34,000 for the years ended May 31, 2001 and 2000, respectively.