Form 10QSB
period 2001-08-31
HI SHEAR TECHNOLOGY CORP
filed 2001-10-15
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001
                               ---------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number   001-12810
                       ------------

                         Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      22-2535743
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of October 1, 2001. Transitional Small Business
Disclosure Format (Check one):                      [ ] Yes [X] No
================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .....................................................1
                  August 31, 2001 and May 31, 2001

         Statements of Operations ...........................................2
                  Three-months ended August 31, 2001
                  and August 31, 2000

         Statements of Cash Flows............................................3
                  Three-months ended August 31, 2001
                  and August 31, 2000

         Notes to Financial Statements ......................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............5
          CONDITION AND RESULTS OF OPERATIONS

     SIGNATURES .............................................................8


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                               AUGUST 31      MAY 31
                                                                 2001          2001
                                                             ------------  ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $        --   $    61,000
   Accounts receivable (Note 2)                                7,316,000     7,512,000
   Claims receivable                                             666,000       816,000
   Inventories                                                 3,606,000     3,618,000
   Deferred taxes                                                700,000       700,000
   Prepaid expenses and other current assets                     471,000       393,000
                                                             ------------  ------------

                     Total current assets                     12,759,000    13,100,000

Land held for sale                                               846,000       846,000
Equipment, net                                                 2,532,000     2,641,000
Deferred taxes                                                   901,000       901,000
Intangible assets                                                 72,000        74,000
                                                             ------------  ------------

                                                             $17,110,000   $17,562,000
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                       $ 4,337,000   $ 4,857,000
   Notes payable                                               1,142,000     1,322,000
   Trade accounts payable                                      1,652,000     1,557,000
   Accrued payroll and related costs                             517,000       527,000
   Deposits held                                                 247,000       247,000
   Other current liabilities                                     448,000       431,000
                                                             ------------  ------------

                   Total current liabilities                   8,343,000     8,941,000

Excess of Net Assets Acquired Over Purchase Price (Note 4)            --       276,000

Commitments and Contingencies (Note 6)                                --            --

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                     --            --
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,670,000 shares issued and outstanding             7,000         7,000
   Additional paid-in capital                                  7,193,000     7,193,000
   Retained earnings                                           1,567,000     1,145,000
                                                             ------------  ------------

                  Total stockholders' equity                   8,767,000     8,345,000
                                                             ------------  ------------

                                                             $17,110,000   $17,562,000
                                                             ============  ============

See notes to financial statements.



HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------

                                                              THREE-MONTH PERIOD
                                                               ENDED AUGUST 31,
                                                          ------------------------
                                                             2001          2000
REVENUES                                                  $3,483,000   $2,313,000

Cost of Revenues                                           2,540,000    1,533,000
                                                          -----------  -----------

GROSS MARGIN                                                 943,000      780,000

Selling, General and Administrative Expenses                 686,000      553,000

                                                          -----------  -----------

OPERATING INCOME                                             257,000      227,000

Interest Expense                                             111,000      176,000
                                                          -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                               146,000       51,000

Income Tax Expense                                                 0       15,000
                                                          -----------  -----------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                         146,000       36,000

Cumulative Effect of Accounting Change (Note 4)              276,000            0
                                                          -----------  -----------

NET INCOME                                                $  422,000   $   36,000
                                                          ===========  ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:
   Income before Cumulative Effect of Accounting Change   $     0.02   $     0.01
   Cumulative Effect of Accounting Change                       0.04           --
                                                          -----------  -----------

   NET INCOME                                             $     0.06   $     0.01
                                                          ===========  ===========

Weighted Number of Common Shares Outstanding -
   Basic and Assuming Dilution                             6,670,000    6,670,000

See notes to financial statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------

                                                           THREE-MONTH PERIOD
                                                            ENDED AUGUST 31,
                                                       ---------------------------
                                                           2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $   422,000    $    36,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                       130,000        144,000
       Provision for inventory reserves                     47,000              0
       Amortization of excess of net assets
         acquired over purchase price                     (276,000)       (34,000)
   Changes in assets and liabilities:
       Accounts receivable                                 196,000      1,272,000
       Claims receivable                                   150,000              0
       Inventories                                         (35,000)      (905,000)
       Prepaid expenses and other assets                   (78,000)         5,000
       Accounts payable                                     95,000        125,000
       Accrued payroll and related costs                   (10,000)      (157,000)
       Other current liabilities                            17,000         84,000
                                                       ------------   ------------

         Net cash provided by operating activities         658,000        570,000
                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                   (19,000)       (37,000)
                                                       ------------   ------------
         Net cash flows used in investing activities       (19,000)       (37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank line of credit                        (520,000)       (30,000)
   Principal payments on notes payable                    (180,000)      (209,000)
                                                       ------------   ------------
         Net cash used in financing activities            (700,000)      (239,000)
                                                       ------------   ------------

         Net increase (decrease) in cash                   (61,000)       294,000

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      61,000              0
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                       $         0    $   294,000
                                                       ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                              $   117,000    $   175,000

   Cash paid for income taxes                          $         0    $         0


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     1.   BASIS OF PRESENTATION

          Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Therefore, they do not include all the information and footnotes required by US GAAP for complete financial statements.

          The accompanying financial statements reflect all adjustments, which, in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for a full fiscal year.

     2.   ACCOUNTS RECEIVABLE

          Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2001 were $3,684,000 and $3,617,000, respectively.

          The billed receivables include an overdue amount of $1,319,000 from one account. To expedite collection of this receivable, the Company has filed a lawsuit. (see Note 6)

     3.   BANK LINE OF CREDIT AND NOTES PAYABLE

          The Company maintains a revolving line of credit with a commercial bank and pays market interest on the outstanding balance. The outstanding balance under this line of credit at August 31, 2001 was $4,337,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit, which was $5,100,000 at May 31, 2001, was changed to $4,800,000 and $4,600,000 as of July 30, 2001 and October 1, 2001, respectively. The revolving line of credit, which matures on October 15, 2001, contains various financial covenants. At May 31, 2001 and August 31, 2001 the Company was not in compliance with two of those covenants. While the bank will not waive these covenant violations, it has agreed to continue the loan until its maturity. The Company is currently in the process of seeking and obtaining a new revolving line of credit.

     4.   NEW PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations and No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company has elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the negative goodwill remaining at May 31, 2001 of $276,000, which was included in the statement of operations for the quarter ended August 31, 2001. There was no tax effect as a result of the change.

     5.   EARNINGS PER SHARE

          Options on 142,000 shares of common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 2001 because their effects were antidilutive. Options on 137,000 shares of common stock were not included in computing diluted EPS for the three-month period ended August 31, 2000 because their effects were antidilutive.

     6.   COMMITMENTS AND CONTINGENCIES

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

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business and actual results may differ from those anticipated in these forward-looking statements. The statements are based on certain factors including the acceptance and pricing of the Company's new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

     THREE MONTHS ENDED AUGUST 31, 2001 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2000

     Revenues recognized during the first quarter ended August 31, 2001 were $3,483,000, which was $1,170,000 more than the revenues recognized during the same quarter last year. The growth in revenues is reflective of the large amount of new orders booked during each of the last three quarters. While the increase in revenues was broad-based, significant increases in direct sales to foreign and government customers contributed to a large proportion of the increase in total revenues.

     Gross margin for the quarter ended August 31, 2001 was $943,000, which represents an increase of 21% compared to $780,000 reported for the same quarter last year. While gross margins realized on satellite and launch component revenues have been increasing, this increase was mitigated by a large proportion of revenue derived from lower-margin electronic products.

     Selling, general and administrative expenses of $686,000 increased from the $553,000 reported for the first quarter last year primarily as the result of increased expenses associated with the Company's efforts to collect delinquent accounts receivable.

     As a result of the factors noted above, operating income increased by 13% from $227,000 last year to $257,000 for the first quarter ended August 31, 2001.

     Interest expense decreased from $176,000 for the first quarter last year to $111,000 for the quarter ended August 31, 2001 as the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and the notes payable. The average interest rates applicable to the outstanding bank loan balances during the first quarter this year decreased by 2.5 percentage points (25%) from the first quarter last year, while the total amount outstanding for the bank line of credit and notes payable decreased by $1,206,000 (18%) from August 31, 2000 to August 31, 2001.

     There is no income tax expense recorded for the first quarter ended August 31, 2001, since the Company has an unrecognized net deferred tax asset in excess of what the expected income tax expense would have been.

     The Company has elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141. The cumulative effect of this change in accounting principle resulted in the write-off of the remaining deferred credit ("excess of net assets acquired over purchase price") of $276,000 at June 1, 2001, and resulted in an increase to net income for the quarter ended August 31, 2001.

     Net income increased substantially during the first quarter, as a result of all of the above, from $36,000, or $0.01 per share, to $422,000, or $0.06 per share for the quarter ended August 31, 2001.

     FINANCIAL CONDITION

     Accounts receivable balances, which consist of billed and unbilled amounts, were $7,316,000 and $7,512,000 at August 31, 2001 and at May 31, 2001,
     respectively. During the first quarter the billed component of the total accounts receivable balance decreased $388,000, while the unbilled component increased $192,000. The decrease of the billed accounts receivable balance at the end of the first quarter was primarily a consequence of the Company accelerating collection of outstanding accounts receivable.

     Claims receivable balances decreased $150,000 from $816,000 at May 31, 2001 to $666,000 at August 31, 2001 as the result of a $150,000 collection on one of the two claims which are outstanding on contracts terminated, pursuant to the termination for convenience terms of the contracts.

     The outstanding balance on the Company's bank line of credit decreased $520,000 during the quarter ended August 31, 2001. Collections of accounts receivable and on the claim receivable, as noted above, enabled the Company to make the significant "paydown". The decrease in the outstanding balance on the bank line of credit, together with total principal payments of $180,000 resulted in a reduction in total bank debt by $700,000 (11%) from $6,179,000 at May 31, 2001 to $5,479,000 at August 31, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $658,000 was provided by operating activities during the first quarter ended August 31, 2001 compared to net cash of $570,000 provided by operating activities during the first quarter last year. Collection of $150,000 on a claim receivable during the first quarter was a major contributor to the increase in cash provided by operations.

     Although cash collected on accounts receivable during the first quarter this year was actually greater than during the first quarter last year, the decrease in the total accounts receivable balance during the first quarter this year was much less than the decrease last year since billed receivables during the first quarter this year increased significantly compared to last year.

     Total inventories changed very little during the first quarter ended August 31, 2001 compared to last year. This was due to significantly more inventory costs being transferred to cost of revenues which were related to the large increase in revenues.

     The Company's primary sources of capital during the first quarter ended August 31, 2001 were its operating cash flow and commercial financing. The Company maintains a revolving line of credit with a commercial bank and pays market interest on the outstanding balance. The outstanding balance under this line of credit at August 31, 2001 was $4,337,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit, which was $5,100,000 at May 31, 2001, was changed to $4,800,000 and $4,600,000 as of July 30, 2001 and October 1, 2001, respectively. The revolving line of credit, which matures on October 15, 2001, contains various financial covenants. At May 31, 2001 and August 31, 2001 the Company was not in compliance with two of those covenants. While the bank will not waive these covenant violations, it has agreed to continue the loan until its maturity. The Company is currently in the process of seeking and obtaining a new revolving line of credit.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 15, 2001                  By: /s/ George W. Trahan
    -----------------------                    ---------------------------------
                                               George W. Trahan
                                               President and CEO



Date:    October 15, 2001                  By: /s/ Gregory J. Smith
    -----------------------                    ---------------------------------
                                               Gregory J. Smith
                                               Vice President and CFO