Form 10QSB/A
period 2000-11-30
HI SHEAR TECHNOLOGY CORP
filed 2002-01-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2000
                               -------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number     001-12810
                       -----------------

                         Hi-Shear Technology Corporation
                         -------------------------------
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

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .....................................................1
                  November 30, 2000 and May 31, 2000

         Statement of Operations ............................................2
                  Three-months and six-months ended November 30, 2000
                  and November 30, 1999

         Statement of Cash Flows.............................................3
                  Six-months ended November 30, 2000
                  and November 30, 1999

         Notes to Financial Statements ......................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............6
          CONDITION AND RESULTS OF OPERATIONS

SIGNATURES ..................................................................8


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                            NOVEMBER 30,    MAY 31,
                                                               2000          2000
                                                           ------------  ------------
ASSETS:


Current Assets:
   Cash and cash equivalents                               $   443,000   $         0
   Accounts receivable (Note 2)                              7,218,000     8,906,000
   Inventories                                               4,391,000     2,909,000
   Deferred taxes                                              775,000       775,000
   Prepaid expenses and other current assets                   366,000       382,000
                                                           ------------  ------------

                     Total current assets                   13,193,000    12,972,000

Land held for sale                                             846,000       846,000
Equipment, net                                               3,070,000     3,307,000
Deferred taxes                                               1,030,000     1,060,000
Intangible assets, net                                          97,000       100,000
                                                           ------------  ------------

                                                           $18,236,000   $18,285,000
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                     $ 4,420,000   $ 4,550,000
   Current portion of long-term debt                           835,000       835,000
   Trade accounts payable                                    1,155,000       725,000
   Accrued payroll and related costs                           550,000       615,000
   Other accrued liabilities                                   341,000       274,000
                                                           ------------  ------------

                   Total current liabilities                 7,301,000     6,999,000

Long-Term Debt, less current portion                         1,121,000     1,539,000
                                                           ------------  ------------

                       Total liabilities                     8,422,000     8,538,000

Excess of Net Assets Acquired Over Purchase Price              345,000       414,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                  ---           ---
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares         7,000         7,000
   Additional paid-in capital                                7,193,000     7,193,000
   Retained earnings                                         2,269,000     2,133,000
                                                           ------------  ------------

                  Total stockholders' equity                 9,469,000     9,333,000
                                                           ------------  ------------

TOTAL                                                      $18,236,000   $18,285,000
                                                           ============  ============

See notes to financial statements

                                       1


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------

                                                     SIX-MONTH PERIOD            THREE-MONTH PERIOD
                                                    ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                                               --------------------------   --------------------------
                                                   2000          1999          2000           1999

REVENUES                                       $ 5,310,000   $ 5,566,000    $ 2,997,000   $ 2,008,000

Cost of Revenues                                 3,566,000     3,606,000      2,033,000     1,229,000
                                               ------------  ------------   ------------  ------------

GROSS MARGIN                                     1,744,000     1,960,000        964,000       779,000

Selling, General and Administrative Expenses     1,210,000     1,974,000        657,000       968,000
                                               ------------  ------------   ------------  ------------

OPERATING INCOME (LOSS)                            534,000       (14,000)       307,000      (189,000)

Interest                                           338,000       178,000        162,000        95,000
                                               ------------  ------------   ------------  ------------

INCOME (LOSS) BEFORE
   INCOME TAX EXPENSE OR BENEFIT                   196,000      (192,000)       145,000      (284,000)

Income Tax Expense (Benefit)                        60,000      (300,000)        45,000      (200,000)
                                               ------------  ------------   ------------  ------------

NET INCOME (LOSS)                              $   136,000   $   108,000    $   100,000   $   (84,000)
                                               ============  ============   ============  ============

EARNINGS (LOSS) PER COMMON SHARE AND
   PER COMMON SHARE ASSUMING DILUTION          $      0.02   $      0.02    $      0.01   $     (0.01)
                                               ============  ============   ============  ============

WEIGHTED NUMBER OF COMMON SHARES                 6,670,000     6,670,000      6,670,000     6,670,000
                                               ============  ============   ============  ============
WEIGHTED NUMBER OF COMMON SHARES
   ASSUMING DILUTION                             6,670,000     6,671,000      6,670,000     6,670,000
                                               ============  ============   ============  ============

See notes to financial statements

                                       2


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
                                                                         SIX-MONTH PERIOD
                                                                         ENDED NOVEMBER 30,
                                                                     ---------------------------
                                                                         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   136,000    $   108,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       293,000        276,000
     Amortization of excess of net assets
       acquired over purchase price                                      (68,000)       (69,000)
     Deferred taxes                                                       30,000       (336,000)
   Changes in assets and liabilities:
     Accounts receivable                                               1,688,000      1,804,000
     Inventories                                                      (1,482,000)    (1,593,000)
     Prepaid expenses and other assets                                    16,000        (25,000)
     Accounts payable                                                    430,000     (1,554,000)
     Accrued payroll and related costs                                   (65,000)      (155,000)
     Other accrued liabilities                                            67,000       (117,000)
                                                                     ------------   ------------

         Net cash provided by (used in) operating activities           1,045,000     (1,661,000)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in land held for sale                                            0     (1,128,000)
   Purchase of equipment                                                 (54,000)      (193,000)
                                                                     ------------   ------------

         Net cash flows provided by (used in) investing activities       (54,000)    (1,321,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on bank line of credit                           (130,000)     1,422,000
   Proceeds from long-term debt to a bank, net                                 0      1,630,000
   Principal payments on long-term debt                                 (418,000)      (136,000)
                                                                     ------------   ------------
         Net cash (used in) provided by
            financing activities                                        (548,000)     2,916,000
                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                                          443,000        (66,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         0         33,000
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                     $   443,000    $   (33,000)
                                                                     ============   ============


See notes to financial statements

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

     2.   ACCOUNTS RECEIVABLE

          Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2000 were $4,947,000 and $2,271,000 respectively.

          The billed receivables include an overdue amount of $1,319,000 from one account. To expedite collection of this receivable, the Company has filed a lawsuit. (See Note 4)

     3.   EARNINGS PER SHARE

          The following data show the amounts used in computing earnings per share and the weighted number of common shares assuming dilution.

                                                  Six-Month Period Ended November 30,
                                                    ----------------------------
                                                        2000           1999

         Net Income                                 $    136,000   $    108,000
                                                    =============  =============

         Weighted Number of Common
           Shares Outstanding during the Period        6,670,000      6,670,000
                                                    -------------  -------------

         Effect of Dilutive Securities Options                 0          1,000
                                                    -------------  -------------

         Weighted Number of Common Shares and
           Dilutive Potential Common Stock used        6,670,000      6,671,000
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

     4.   COMMITMENTS AND CONTINGENCIES

          The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

     In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay in whole or in part on four separate invoices totaling $1,319,000 for specially manufactured aerospace components. In addition, the Company also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. No counterclaims have been asserted against the Company.

     The Company has been a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees in the amount of $171,200, plus service fees continuing at $68 per day. Cincom later amended its claim to include copyright infringement damages. Hi-Shear denied all allegations contained in Cincom's claims and counterclaimed for damages in the amount of $1.2 million. An arbitration decision was made in November 2001 in which Cincom was awarded $580,745 and the Company's counterclaims were denied. The Company will seek judicial relief in an attempt to obtain a reduction in the arbitration award, and believes it is probable that the arbitration award ultimately will be settled or resolved for a lesser amount. The Company recorded a liability of $300,000 during the quarter-ended November 30, 2001.

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

         Selling, general and administrative expenses of $657,000 have been reduced compared to the $968,000 reported for the same period last year. This is the result of significant efficiency improvements and successful cost reduction efforts.

         Operating income of $307,000, or 10% of revenues, during the quarter was improved from the $189,000 operating loss reported for the same quarter last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the second quarter increased from $95,000 last year to $162,000 this year. The increase is a result of both higher interest rates, which were driven by the changes in the benchmark prime rate, and an increase in borrowing to fund working capital needs previously supplied by customers in the form of progress payments.

         Income before income tax expense was $145,000 for the quarter ended November 30, 2000 as compared to a reported $284,000 loss before income tax benefit for the same period last year. Net income for the second quarter ended November 30, 2000 was $100,000, or $0.01 per share, as compared to a net loss of $84,000 for the same period last year.

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

         Selling, general and administrative expenses decreased to $1,210,000 for the six months ended November 30, 2000 compared to $1,974,000 reported for the same period last year, as the result of the Company's significant efficiency improvements and successful cost reduction efforts.

         Operating income of $534,000, or 10% of revenues, during the six months period was improved from the $14,000 operating loss reported for the same period last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the six months ended November 30 increased from $178,000 last year to $338,000 this year. Higher interest rates, which relate directly to increases in the prime rate, together with the need to utilize bank borrowing to replace working capital previously obtained from customers' progress payments, resulted in increased interest expense.

         Income before income tax expense was $196,000 for the six months ended November 30, 2000 as compared to a reported $192,000 loss before income tax benefit for the same period last year. Net income for the six months period was $136,000, or $0.02 per share, as compared to net income of $108,000, or $0.02 per share, reported for the same period last year.

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


                                                 HI-SHEAR TECHNOLOGY CORPORATION



Date:    January 14, 2002                        By: /s/ George W. Trahan
    -----------------------                          ---------------------------
                                                     George W. Trahan
                                                     President and CEO



Date:    January 14, 2002                        By: /s/ Gregory J. Smith
    -----------------------                          ---------------------------
                                                     Gregory J. Smith
                                                     Vice President and CFO