Form 10QSB
period 2001-11-30
HI SHEAR TECHNOLOGY CORP
filed 2002-01-14
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2001
                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to __________________

Commission file number      001-12810
                       -----------------

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

                  24225 Garnier Street, Torrance, CA 90505-5355
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of November 30, 2001. Transitional Small Business
Disclosure Format (Check one):             [ ] Yes [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ..................................................... 1
                  November 30, 2001 and May 31, 2001

         Statements of Operations ........................................... 2
                  Three-months and six-months ended November 30, 2001
                  and November 30, 2000

         Statements of Cash Flows............................................ 3
                  Six-months ended November 30, 2001
                  and November 30, 2000

         Notes to Financial Statements ...................................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............. 7
          CONDITION AND RESULTS OF OPERATIONS

     SIGNATURES .............................................................10

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                             NOVEMBER 30,     MAY 31,
                                                                 2001          2001
                                                             ------------  ------------
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $         0   $    61,000
   Accounts receivable (Note 2)                                8,168,000     7,614,000
   Claims receivable                                             666,000       816,000
   Inventories                                                 3,708,000     3,618,000
   Deferred taxes                                                700,000       700,000
   Prepaid expenses and other current assets                     152,000       393,000
                                                             ------------  ------------
                     Total current assets                     13,394,000    13,202,000

Land held for sale (Note 7)                                      846,000       846,000
Equipment, net                                                 2,409,000     2,641,000
Deferred taxes                                                   901,000       901,000
Intangible assets, net                                            70,000        74,000
                                                             ------------  ------------
                                                             $17,620,000   $17,664,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                       $ 3,929,000   $ 4,857,000
   Notes payable                                                 963,000     1,322,000
   Trade accounts payable                                      2,055,000     1,557,000
   Accrued payroll and related costs                             565,000       527,000
   Deposits held (Note 7)                                              0       247,000
   Deferred revenue (Note 8)                                     651,000       102,000
   Other accrued liabilities                                     305,000       431,000
                                                             ------------  ------------
                   Total current liabilities                   8,468,000     9,043,000

Excess of Net Assets Acquired Over Purchase Price (Note 4)             0       276,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                    ---           ---
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares           7,000         7,000
   Additional paid-in capital                                  7,193,000     7,193,000
   Retained earnings                                           1,952,000     1,145,000
                                                             ------------  ------------
                  Total stockholders' equity                   9,152,000     8,345,000

TOTAL                                                        $17,620,000   $17,664,000
                                                             ============  ============
See notes to financial statements

                                           1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                  SIX-MONTH PERIOD          THREE-MONTH PERIOD
                                                  ENDED NOVEMBER 30,        ENDED NOVEMBER 30,
                                               ------------------------  ------------------------
                                                   2001         2000         2001         2000

REVENUES                                       $7,339,000   $5,310,000   $3,856,000   $2,997,000

Cost of Revenues                                5,268,000    3,566,000    2,728,000    2,033,000
                                               -----------  -----------  -----------  -----------

GROSS MARGIN                                    2,071,000    1,744,000    1,128,000      964,000

Selling, General and Administrative Expenses    1,343,000    1,210,000      657,000      657,000
                                               -----------  -----------  -----------  -----------

OPERATING INCOME                                  728,000      534,000      471,000      307,000

Interest Expense                                  197,000      338,000       86,000      162,000
                                               -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE          531,000      196,000      385,000      145,000

Income Tax Expense                                      0       60,000            0       45,000
                                               -----------  -----------  -----------  -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                               531,000      136,000      385,000      100,000

Cumulative Effect of Accounting Change
  (Note 4)                                        276,000            0            0            0
                                               -----------  -----------  -----------  -----------

NET INCOME                                     $  807,000   $  136,000   $  385,000   $  100,000
                                               ===========  ===========  ===========  ===========
Basic Earnings per Common Share and
   per Common Share Assuming Dilution:
   Income before Cumulative Effect of          $     0.08   $     0.02   $     0.06   $     0.01
      Accounting Change
   Cumulative Effect of Accounting Change      $     0.04   $       --   $       --   $       --
                                               -----------  -----------  -----------  -----------

   NET INCOME                                  $     0.12   $     0.02   $     0.06   $     0.01
                                               ===========  ===========  ===========  ===========

Weighted Number of Common Shares
   Outstanding - Basic and Assuming Dilution    6,670,000    6,670,000    6,670,000    6,670,000
                                               ===========  ===========  ===========  ===========

See notes to financial statements

                                                2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------

                                                                               SIX-MONTH PERIOD
                                                                              ENDED NOVEMBER 30,
                                                                         ---------------------------
                                                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   807,000    $   136,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                           262,000        293,000
     Provision for inventory reserves                                         76,000              0
     Amortization of excess of net assets acquired over purchase price      (276,000)       (68,000)
     Deferred taxes                                                                0         30,000
   Changes in assets and liabilities:
     Accounts receivable                                                    (554,000)     1,553,000
     Claims receivable                                                       150,000              0
     Inventories                                                            (166,000)    (1,482,000)
     Prepaid expenses and other assets                                       241,000         16,000
     Accounts payable                                                        498,000        430,000
     Accrued payroll and related costs                                        38,000        (65,000)
       Deposits held                                                        (247,000)             0
     Deferred revenue                                                        549,000        135,000
     Other accrued liabilities                                              (126,000)        67,000
                                                                         ------------   ------------

         Net cash provided by operating activities                         1,252,000      1,045,000
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                     (26,000)       (54,000)
                                                                         ------------   ------------

         Net cash used in investing activities                               (26,000)       (54,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank line of credit                                          (928,000)      (130,000)
   Principal payments on notes payable                                      (359,000)      (418,000)
                                                                         ------------   ------------

         Net cash used in financing activities                            (1,287,000)      (548,000)
                                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH                                              (61,000)       443,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                61,000              0
                                                                         ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $         0    $   443,000
                                                                         ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                $   211,000    $   338,000


   Cash paid for income taxes                                            $         0    $    21,000

See notes to financial statements

                                                 3

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

2.       ACCOUNTS RECEIVABLE

         Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2001 were $3,698,000 and $4,470,000, respectively, compared to billed and unbilled receivables at May 31, 2001 of $4,072,000 and $3,542,000, respectively.

         The billed receivables balances at both November 30, 2001 and May 31, 2001 include an overdue amount of $1,319,000 from one account. To collect this receivable, the Company has filed a lawsuit (See Note 6).

3.       BANK LINE OF CREDIT AND NOTES PAYABLE

         The Company maintains a revolving line of credit with a commercial bank. Outstanding amounts bear interest at the Wall Street Journal's prime rate (4.5% at November 30, 2001) plus 1% at November 30, 2001.The total outstanding balance under the revolving line of credit on November 30, 2001 was $3,929,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit was reduced from $5,100,000 at May 31, 2001 to $4,400,000 at December 31, 2001, at which time the interest rate for the line of credit was changed to the sum of the Wall Street Journal's prime rate (4.25% at December 31, 2001) plus 2.5%. The revolving line of credit, which originally matured on October 15, 2001, has been extended to March 15, 2002. The revolving line of credit contains various financial covenants. At November 30, 2001 the Company was not in compliance with two of those covenants. The Company is currently in the process of seeking a new revolving line of credit to accommodate its needs.

4.       NEW PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations and No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the negative goodwill remaining at May 31, 2001 of $276,000, which was included in the statement of operations for the six-month period ended November 30, 2001. There was no income tax effect as a result of the change.

         The pro forma net income, adjusted to exclude any amortization of negative goodwill, for the periods presented is as follows:

                                                      SIX-MONTH PERIOD          THREE-MONTH PERIOD
                                                     ENDED NOVEMBER 30,         ENDED NOVEMBER 30,
                                                --------------------------  --------------------------
                                                     2001         2000          2001          2000
         Reported Net Income Before
           Cumulative Effect of
           Accounting Change                    $   531,000   $   136,000   $   385,000   $   100,000

            Less amortization of
                negative goodwill                         -        69,000             -        35,000
                                                ------------  ------------  ------------  ------------

         Adjusted Net Income                    $   531,000   $    67,000   $   385,000   $    65,000
                                                ============  ============  ============  ============

         Reported Basic and Diluted Earnings
           Per Share Before Cumulative Effect
           of Accounting Change                 $      0.08   $      0.02   $      0.06   $      0.01

            Less amortization of
                negative goodwill                         -          0.01             -             -
                                                ------------  ------------  ------------  ------------

         Adjusted Basic and Diluted Earnings
           Per Share Before Cumulative
           Effect of Accounting Change          $      0.08   $      0.01   $      0.06   $      0.01
                                                ============  ============  ============  ============

5.       EARNINGS PER SHARE

         Options on 142,000 shares of common stock were not included in computing EPS assuming dilution for the six-month period ended November 30, 2001 because their effects were antidilutive. Options on 105,000 shares of common stock were not included in computing diluted EPS for the six-month period ended November 30, 2000 because their effects were antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

         In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay in whole or in part on four separate invoices totaling $1,319,000 for specially manufactured aerospace components. In addition, the Company also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit is currently progressing to trial. No counterclaims have been asserted against the Company.

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

7.       LAND HELD FOR SALE

         While the Company owns land in Santa Clarita, California that is used as a storage and blending site, it has been management's intention since the date of the purchase of the property to sell it for a profit.

         During the fiscal year ended May 31, 2001, the City of Santa Clarita through condemnation proceedings took four acres of Hi-Shear's sixteen-acre site for construction of a city highway. Hi-Shear disputed the amount offered by the City and accepted $247,000 as a deposit on the condemnation of the four acres. In November 2001, Hi-Shear and the City of Santa Clarita reached an agreement on a compensation amount of $425,000 for the four acres seized by the City under condemnation. Accordingly, Hi-Shear will receive an additional $178,000. The Company has realized a gain on the condemnation of the land of $92,000 during both the six-month and three-month periods ended November 30, 2001.

8.       DEFERRED REVENUE

         Deferred revenue is composed of amounts billed to customers in excess of revenue earned on the related contracts at the end of a financial period. As the Company proceeds to continue to perform work on those contracts, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations.

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

         THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2000

         Revenues recognized during the second quarter ended November 30, 2001 were $3,856,000, which is $859,000 and 29% more than the revenues recognized during the same quarter last year. The continuing growth in revenues is linked to the large amount of new orders booked during the previous three quarters. While the increase in revenues was broad-based, significant increases in direct sales to foreign and government customers contributed to a large proportion of the increase in total revenues.

         Gross margin for the quarter ended November 30, 2001 was $1,128,000, or 29% of revenues, as compared to $964,000, or 32% of revenues reported for the same quarter last year. The decrease in gross margin as a percent of revenues is primarily the result of a write-off of work in process inventory costs for a contract projected to yield a gross margin loss.

         Selling, general and administrative expenses of $657,000 were the same as reported for the second quarter last year. Broad-based reductions in spending compared to last year were obscured by a significant increase of expenses associated with the Company's efforts to collect delinquent accounts receivable.

         As a result of the factors noted above, operating income increased by 53% from $307,000 last year to $471,000 for the second quarter ended November 30, 2001.

         Interest expense decreased from $162,000 for the second quarter last year to $86,000 for the second quarter ended November 30, 2001 as the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and notes payable. The average interest rates applicable to the outstanding bank loan balances during the second quarter this year decreased by 3.5 percentage points from the second quarter last year, while the total amount outstanding for the bank line of credit and notes payable decreased by $1,484,000 (23%) from November 30, 2000 to November 30, 2001.

         There is no income tax expense recorded for the second quarter ended November 30, 2001, since the Company has an unrecognized net deferred tax asset in excess of what the expected income tax expense would have been.

         Net income increased during the second quarter, as a result of all of the above, from $100,000, or $0.01 per share, for the second quarter last year to $385,000, or $0.06 per share for the quarter ended November 30, 2001.

         SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2000

         Revenues recognized during the six months ended November 30, 2001 were $7,339,000, which is $2,029,000 and 38% more than the revenues recognized during the same period last year. The growth in revenues is reflective of the large amount of new orders booked during each of the last three quarters. While the increase in revenues was broad-based, significant increases in direct sales to foreign and government customers contributed to a large proportion of the increase in total revenues.

         Gross margin for the six months ended November 30, 2001 was $2,071,000, or 28% of revenues, as compared to $1,744,000, or 33% of revenues, reported for the same period last year. The decrease in gross margin as a percent of revenues is primarily the result of a write-off of work in process inventory costs for a contract projected to yield a gross margin loss, plus gross margin losses on two large defense contracts.

         Selling, general and administrative expenses of $1,343,000 increased from the $1,210,000 reported for the six months ended November 30 last year primarily as the result of increased expenses associated with the Company's efforts to collect delinquent accounts receivable.

         As a result of the factors noted above, operating income increased by 36% from $534,000 last year to $728,000 for the six months ended November 30, 2001.

         Interest expense decreased from $338,000 for the six-month period ended November 30, 2000 to $197,000 for the six-month period ended November 30, 2001 as the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and notes payable. The average interest rates applicable to the outstanding bank loan balances during the first six months this year decreased by 3.25 percentage points from the same six-month period last year, while the total amount outstanding for the bank line of credit and notes payable decreased by $1,484,000 (23%) from November 30, 2000 to November 30, 2001.

         There is no income tax expense recorded for the six-month period ended November 30, 2001, since the Company has an unrecognized net deferred tax asset in excess of what the expected income tax expense would have been.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141. The cumulative effect of this change in accounting principle resulted in the write-off of the remaining deferred credit ("excess of net assets acquired over purchase price") of $276,000 at June 1, 2001, and resulted in an increase to net income for the six-month period ended November 30, 2001.

         Net income increased during the six month period ended November 30, 2001, as a result of all of the above, from $136,000, or $0.02 per share, for the same period last year to $807,000, or $0.12 per share, for the six-month period ended November 30, 2001.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,168,000 and $7,614,000 at November 30, 2001 and at May 31, 2001, respectively. During the six months ended November 30, 2001 the billed component of the total accounts receivable balance decreased $374,000, while the unbilled component increased $928,000. The decrease of the billed accounts receivable balance at November 30, 2001 compared to May 31, 2001 was primarily a consequence of the Company accelerating collection of outstanding accounts receivable. The total accounts receivable balance at November 30, 2001 includes $178,000 due from the City of Santa Clarita for the unpaid balance of a $425,000 settlement price agreed to by the Company and the City of Santa Clarita for four acres of Hi-Shear's sixteen-acre site seized by the City of Santa Clarita through its condemnation proceedings for construction of a highway (See Note 7 in the Notes to Financial Statements). In addition, the billed receivables balances at both November 30, 2001 and May 31, 2001 include an overdue amount of $1,319,000 from one account. A lawsuit has been filed in order to collect that amount (See Note 6 in the Notes to Financial Statements).

         Claims receivable balances decreased $150,000 from $816,000 at May 31, 2001 to $666,000 at November 30, 2001 as the result of a $150,000 collection on one of the two claims which are outstanding on contracts terminated, pursuant to the termination for convenience terms of the contracts.

         The outstanding balance on the Company's bank line of credit decreased $928,000 during the six-month period ended November 30, 2001. Collections of accounts receivable and on the claim receivable, as noted above, enabled the Company to make the "paydown". The decrease in the outstanding balance on the bank line of credit, together with total principal payments of $359,000, resulted in a reduction in total bank debt by $1,287,000 (21%) from $6,179,000 at May 31, 2001 to $4,892,000 at November 30, 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $1,252,000 was provided by operating activities during the six-month period ended November 30, 2001 compared to net cash of $1,045,000 provided by operating activities during the first six months last year.

         In order to minimize interest expense, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including the revolving line of credit with its commercial bank. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at November 30, 2001 and May 31, 2001 were $-0- and $61,000, respectively.

         Although cash collected on accounts receivable during the six-month period ended November 30, 2001 was actually greater than during the same six-month period last year, the decrease in the total accounts receivable balance during the six months ended November 30, 2001 was much less than the decrease last year, since billed receivables during the six months ended November 30 this year increased significantly compared to last year.

         Total inventory balances changed very little during the six-month period ended November 30, 2001 compared to the change in total inventory balances during the same six-month period last year. This was due to significantly more inventory costs being transferred to cost of revenues, which were related to the large increase in revenues.

         The Company's primary sources of capital during the six-month period ended November 30, 2001 were its operating cash flow and commercial financing. The Company maintains a revolving line of credit with a commercial bank. Outstanding amounts bear interest at the Wall Street Journal's prime rate (4.5% at November 30, 2001) plus 1% at November 30, 2001. The total outstanding balance under the revolving line of credit on November 30, 2001 was $3,929,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit was reduced from $5,100,000 at May 31, 2001 to $4,400,000 at December 31, 2001, at which time the interest rate for the line of credit was changed to the sum of the Wall Street Journal's prime rate (4.25% at December 31, 2001) plus 2.5%. The revolving line of credit, which originally matured on October 15, 2001, has been extended to March 15, 2002. The revolving line of credit contains various financial covenants. At November 30, 2001 the Company was not in compliance with two of those covenants. The Company is currently in the process of seeking a new revolving line of credit.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HI-SHEAR TECHNOLOGY CORPORATION



Date:   January 14, 2002                  By:  /s/ George W. Trahan
     ---------------------                     --------------------------------
                                               George W. Trahan
                                               President and CEO


Date:   January 14, 2002                  By:  /s/ Gregory J. Smith
     ----------------------                    --------------------------------
                                               Gregory J. Smith
                                               Vice President and CFO