Form 10QSB/A
period 2001-02-28
HI SHEAR TECHNOLOGY CORP
filed 2002-04-15
CIK 918027

================================================================================

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

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________

Commission file number  001-12810
                       ----------

                         HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           22-2535743
 -------------------------------                           --------------------
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

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

             Balance Sheets ..................................................1
                    February 28, 2001 and May 31, 2000

             Statements of Operations ........................................2
                    Three-months and nine-months ended February 28, 2001
                    and February 29, 2000

             Statements of Cash Flows ........................................3
                    Nine-months ended February 28, 2001
                    and February 29, 2000

             Notes to Financial Statements ...................................4

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............5
             CONDITION AND RESULTS OF OPERATIONS

SIGNATURES ...................................................................8

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                           FEBRUARY 28,     MAY 31
                                                               2001          2000
                                                           ------------  ------------
                                                           (Unaudited)
ASSETS:

Current Assets:
   Cash and cash equivalents                               $   252,000   $        --
   Accounts receivable (Note 2)                              6,837,000     8,906,000
   Inventories                                               4,429,000     2,909,000
   Deferred taxes                                              775,000       775,000
   Prepaid expenses and other current assets                   458,000       382,000
                                                           ------------  ------------

                     Total current assets                   12,751,000    12,972,000

Land held for sale                                             846,000       846,000
Equipment, net                                               2,995,000     3,307,000
Deferred taxes                                               1,058,000     1,060,000
Intangible assets, net                                          96,000       100,000
                                                           ------------  ------------

                                                           $17,746,000   $18,285,000
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                     $ 4,675,000   $ 4,550,000
   Current portion of long-term debt                           717,000       835,000
   Trade accounts payable                                      847,000       725,000
   Accrued payroll and related costs                           390,000       615,000
   Deposits held                                               247,000            --
   Other current liabilities                                   355,000       274,000
                                                           ------------  ------------

                   Total current liabilities                 7,231,000     6,999,000

Long-Term Debt, less current portion                           784,000     1,539,000
                                                           ------------  ------------

                       Total liabilities                     8,015,000     8,538,000

Excess of Net Assets Acquired Over Purchase Price              311,000       414,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                   --            --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares         7,000         7,000
   Additional paid-in capital                                7,193,000     7,193,000
   Retained earnings                                         2,220,000     2,133,000
                                                           ------------  ------------

                  Total stockholders' equity                 9,420,000     9,333,000
                                                           ------------  ------------

TOTAL                                                      $17,746,000   $18,285,000
                                                           ============  ============

See notes to financial statements

                                         1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                NINE-MONTH PERIOD ENDED      THREE-MONTH PERIOD ENDED
                                               FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                   2001          2000           2001            2000
                                               ------------  ------------   ------------   ------------
REVENUES                                       $ 8,240,000   $ 7,909,000    $ 2,930,000    $ 2,343,000

Cost of Revenues                                 5,875,000     5,091,000      2,309,000      1,485,000
                                               ------------  ------------   ------------   ------------

GROSS MARGIN                                     2,365,000     2,818,000        621,000        858,000

Selling, General and Administrative Expenses     1,782,000     2,836,000        572,000        862,000
                                               ------------  ------------   ------------   ------------

OPERATING INCOME (LOSS)                            583,000       (18,000)        49,000         (4,000)

Interest                                           486,000       306,000        148,000        128,000
                                               ------------  ------------   ------------   ------------

INCOME (LOSS) BEFORE
   INCOME TAX EXPENSE OR BENEFIT                    97,000      (324,000)       (99,000)      (132,000)

Income Tax Expense (Benefit)                        10,000      (466,000)       (50,000)      (166,000)
                                               ------------  ------------   ------------   ------------

NET INCOME (LOSS)                              $    87,000   $   142,000    $   (49,000)   $    34,000
                                               ============  ============   ============   ============

EARNINGS (LOSS) PER COMMON SHARE AND
   PER COMMON SHARE ASSUMING DILUTION          $      0.01   $      0.02    $     (0.01)   $      0.01
                                               ============  ============   ============   ============

WEIGHTED  NUMBER OF COMMON SHARES                6,670,000     6,670,000      6,670,000      6,670,000
                                               ============  ============   ============   ============
WEIGHTED  NUMBER OF COMMON SHARES
   ASSUMING DILUTION                             6,670,000     6,670,000      6,670,000      6,670,000
                                               ============  ============   ============   ============

See notes to financial statements

                                                   2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------

                                                                       NINE-MONTH PERIOD ENDED
                                                                     FEBRUARY 28,   FEBRUARY 29
                                                                         2001            2000
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $    87,000    $   142,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       438,000        419,000
     Amortization of excess of net assets
       acquired over purchase price                                     (103,000)      (104,000)
     Deferred taxes                                                        2,000       (504,000)
   Changes in assets and liabilities:
     Accounts receivable                                               2,069,000      1,979,000
     Inventories                                                      (1,520,000)    (2,586,000)
     Prepaid expenses and other assets                                   (76,000)        50,000
     Accounts payable                                                    122,000       (964,000)
     Accrued payroll and related costs                                  (225,000)      (422,000)
     Other accrued liabilities                                            81,000        (65,000)
                                                                     ------------   ------------

         Net cash provided by (used in) operating activities             875,000     (2,055,000)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in land held for sale                                           --     (1,128,000)
   Proceeds from deposit for land held for sale                          247,000             --
   Purchase of equipment                                                (122,000)      (283,000)
                                                                     ------------   ------------

         Net cash flows provided by (used in) investing activities       125,000     (1,411,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit                                     125,000      1,989,000
   Proceeds from long-term debt to a bank, net                                --      1,630,000
   Principal payments on long-term debt                                 (873,000)      (239,000)
                                                                     ------------   ------------
         Net cash (used in) provided by
            financing activities                                        (748,000)     3,380,000
                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                                          252,000        (86,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         0         33,000
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                     $   252,000    $   (53,000)
                                                                     ============   ============

See notes to financial statements

                                               3

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ending May 31, 2000.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Therefore, they do not include all the information and footnotes required by US GAAP for complete financial statements.

         The accompanying financial statements reflect all adjustments, which in the opinion of the Company, are the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results for a full fiscal year.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2001 were $3,505,000 and $3,332,000, respectively.

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

         The Company has been a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees in the amount of $171,200, plus service fees continuing at $68 per day. Cincom later amended its claim to include copyright infringement damages. Hi-Shear denied all allegations contained in Cincom's claims and counterclaimed for damages in the amount of $1.2 million. An arbitration decision was made in November 2001 in which Cincom was awarded $580,745 and the Company's counterclaims were denied. The Company sought and obtained judicial relief in federal court in February 2002 when the award in favor of Cincom was reduced by $64,946 to a total award of $515,800. The Company intends to seek further judicial relief and believes that the revised arbitration award ultimately will be settled or resolved for a lesser amount.

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

         THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2000

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

         Selling, general and administrative expenses were $572,000, compared to the $862,000 reported for the same period last year. This decrease is the result of significant efficiency improvements in selling and administrative tasks and successful cost reduction efforts.

         Operating income of $49,000, or 2% of revenues, during the quarter was improved from the $4,000 operating loss reported for the same quarter last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the third quarter increased from $128,000 last year to $148,000 this year. The increase is a result of both higher interest rates during the period, which were driven by the changes in the benchmark prime rate, and an increase in borrowing to fund working capital needs, which were previously supplied on certain orders by customers in the form of progress payments. This capital requirement during production construction is now supplied by commercial borrowing.

         The Company incurred a loss before income tax benefit of $99,000 for the quarter ended February 28, 2001 as compared to a reported $132,000 loss before income tax benefit for the same period last year. Net loss for the third quarter ended February 28, 2001 was $49,000 as compared to a net income of $34,000 for the same period last year.

         NINE-MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH NINE-MONTHS ENDED FEBRUARY 29, 2000

         Revenues for the nine months were $8,240,000, which is up slightly from the $7,909,000 realized last year.

         Gross margin for the nine months ended February 28, 2001 was $2,365,000, or 29% of revenues, compared to $2,818,000, or 36% of revenues, for the same period last year. The decrease in gross margin resulted from a significant increase in the proportion of revenues recognized from lower margin electronic product contracts.

         Selling, general and administrative expenses decreased to $1,782,000 for the nine months ended February 28, 2001 compared to $2,836,000 reported for the same period last year, as the result of the Company's significant efficiency improvements through consolidating functions in the selling and administrative areas and successfully reducing outside services.

         Operating income of $583,000, or 7% of revenues, during the nine-month period was improved from the $18,000 operating loss reported for the same period last year. Implementation of manufacturing efficiencies, lowered administrative costs and reduced manufacturing lead times contributed to the increase in operating income.

         Interest expense during the nine months ended February 28 increased from $306,000 last year to $486,000 this year. Higher interest rates, which relate directly to increases in the prime rate, together with the need to utilize bank borrowing to replace working capital previously obtained from customer supplied working capital, resulted in the increased interest expense.

         Income before income tax expense was $97,000 for the nine months ended February 28, 2001 as compared to a reported $324,000 loss before income tax benefit for the same period last year. Net income for the nine-month period was $87,000, or $0.01 per share, as compared to net income of $142,000, or $0.02 per share, reported for the same period last year.

         LIQUIDITY AND CAPITAL RESOURCES

         Positive cash flow of $875,000 was provided by operating activities during the nine-month period ended February 28, 2001, as compared to negative cash flow of $2,055,000 required for operating activities for the same period last year. The significant improvement in cash flow compared to last year was primarily the result of successful reduction in product cycle time, which acted to lower inventory levels during the third quarter compared to last year. Receivables of $6.8M at February 28, 2001 were favorable to the $8.9M balance outstanding at May 31, 2000, despite containing $1.3M of aged receivable overdue from one account. To expedite collection of this receivable the Company has filed a collection suit. (see Note 4) In addition, a deposit of proceeds from the sale of four acres of property owned in Santa Clarita amounting to $247,000 was received during the quarter ended February 28, 2001. In accordance with an agreement reached during November 2001 between Hi-Shear and the City of Santa Clarita for a total compensation of $425,000 Hi-Shear received an additional and final amount of $178,000 in March 2002. Hi-Shear's current commercial line of credit in addition to its working capital generated from operating activities is sufficient to meet the Company's capital requirements in the foreseeable future.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 15, 2002                      By:  /s/ George W. Trahan
     --------------------                       --------------------------------
                                                 George W. Trahan
                                                 President and CEO


Date:    April 15, 2002                      By:   /s/ Gregory J. Smith
     --------------------                        -------------------------------
                                                 Gregory J. Smith
                                                 Vice President and CFO