Form 10QSB
period 2002-02-28
HI SHEAR TECHNOLOGY CORP
filed 2002-04-15
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002
                               -----------------

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

                                 [X] Yes [ ] No
                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of February 28, 2002. Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

             Balance Sheets ..................................................1
                    February 28, 2002 and May 31, 2001

             Statements of Operations ........................................2
                    Three-months and nine-months ended February 28, 2002
                    and February 28, 2001

             Statements of Cash Flows ........................................3
                    Nine-months ended February 28, 2002
                    and February 28, 2001

             Notes to Financial Statements ...................................4

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............7
             CONDITION AND RESULTS OF OPERATIONS

SIGNATURES ..................................................................11

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                             FEBRUARY 28,     MAY 31
                                                                 2002          2001
                                                             ------------  ------------
                                                             (Unaudited)
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $         0   $    61,000
   Accounts receivable (Note 2)                                8,401,000     7,614,000
   Claims receivable                                             616,000       816,000
   Inventories                                                 3,307,000     3,618,000
   Deferred taxes                                                700,000       700,000
   Prepaid expenses and other current assets                     217,000       393,000
                                                             ------------  ------------

                  Total current assets                        13,241,000    13,202,000

Land held for sale (Note 7)                                      846,000       846,000
Equipment, net                                                 2,297,000     2,641,000
Deferred taxes                                                   901,000       901,000
Intangible assets, net                                            68,000        74,000
                                                             ------------  ------------
                                                             $17,353,000   $17,664,000
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                       $ 4,062,000   $ 4,857,000
   Current portion of long-term notes payable                    623,000     1,322,000
   Trade accounts payable                                      1,953,000     1,557,000
   Accrued payroll and related costs                             471,000       527,000
   Deposits held (Note 7)                                              0       247,000
   Deferred revenue (Note 8)                                     222,000       102,000
   Other accrued liabilities                                     431,000       431,000
                                                             ------------  ------------
                  Total current liabilities                    7,762,000     9,043,000

Long-Term Notes Payable, less current portion                    161,000             0
                                                             ------------  ------------
                  Total liabilities                            7,923,000     9,043,000

Excess of Net Assets Acquired Over Purchase Price (Note 4)             0       276,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                     --            --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; issued and outstanding 6,670,000 shares           7,000         7,000
   Additional paid-in capital                                  7,193,000     7,193,000
   Retained earnings                                           2,230,000     1,145,000
                                                             ------------  ------------
                  Total stockholders' equity                   9,430,000     8,345,000
                                                             ------------  ------------
TOTAL                                                        $17,353,000   $17,664,000
                                                             ============  ============

See notes to financial statements

                                          1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                    NINE-MONTH PERIOD ENDED    THREE-MONTH PERIOD ENDED
                                                          FEBRUARY 28                 FEBRUARY 28
                                                  --------------------------  --------------------------
                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------  ------------
REVENUES                                          $11,193,000   $ 8,240,000   $ 3,854,000   $ 2,930,000

Cost of Revenues                                    8,078,000     5,875,000     2,810,000     2,309,000
                                                  ------------  ------------  ------------  ------------

GROSS MARGIN                                        3,115,000     2,365,000     1,044,000       621,000

Selling, General and Administrative Expenses        2,029,000     1,782,000       686,000       572,000
                                                  ------------  ------------  ------------  ------------

OPERATING INCOME                                    1,086,000       583,000       358,000        49,000

Interest Expense                                      277,000       486,000        80,000       148,000
                                                  ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                809,000        97,000       278,000       (99,000)

Income Tax Expense (Benefit)                                0        10,000             0       (50,000)
                                                  ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                     809,000        87,000       278,000       (49,000)

Cumulative Effect of Accounting Change (Note 4)       276,000             0             0             0
                                                  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                 $ 1,085,000   $    87,000   $   278,000   $   (49,000)
                                                  ============  ============  ============  ============

Basic Earnings (Loss) per Common Share and
   per Common Share Assuming Dilution:
Income (Loss) before Cumulative Effect of         $      0.12   $      0.01   $      0.04   $     (0.01)
   Accounting Change
Cumulative Effect of Accounting Change                   0.04            --            --            --
                                                  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                 $      0.16   $      0.01   $      0.04   $     (0.01)
                                                  ============  ============  ============  ============

Weighted Number of Common Shares
   Outstanding - Basic and Assuming Dilution        6,670,000     6,670,000     6,670,000     6,670,000
                                                  ============  ============  ============  ============

See notes to financial statements

                                                   2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------

                                                                    NINE-MONTH PERIOD
                                                                    ENDED FEBRUARY 28,
                                                               ---------------------------
                                                                   2002           2001
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 1,085,000    $    87,000
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                 390,000        438,000
     Provision for inventory reserves                              112,000          9,000
     Amortization of excess of net assets
       acquired over purchase price                               (276,000)      (103,000)
     Deferred taxes                                                      0          2,000
   Changes in assets and liabilities:
     Accounts receivable                                          (787,000)     2,201,000
     Claims receivable                                             200,000        102,000
     Inventories                                                   199,000     (1,529,000)
     Prepaid expenses and other assets                             176,000        (76,000)
     Accounts payable                                              396,000        122,000
     Accrued payroll and related costs                             (56,000)      (225,000)
     Deposits held                                                (247,000)
     Deferred revenue                                              120,000       (234,000)
     Other accrued liabilities                                           0         81,000
                                                               ------------   ------------

         Net cash provided by operating activities               1,312,000        875,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from deposit for land held for sale                          0        247,000
   Purchase of equipment                                           (40,000)      (122,000)
                                                               ------------   ------------

         Net cash used in investing activities                     (40,000)       125,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to bank line of credit                                (795,000)       125,000
   Principal payments on notes payable                            (538,000)      (873,000)
                                                               ------------   ------------
         Net cash used in financing activities                  (1,333,000)      (748,000)
                                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    (61,000)       252,000

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                              61,000              0
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $         0    $   252,000
                                                               ============   ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                    $   291,000    $   501,000

     Cash paid for income taxes                                $         0    $    32,000

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

2.       ACCOUNTS RECEIVABLE

         Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2002 were $3,115,000 and $5,286,000, respectively, compared to billed and unbilled receivables at May 31, 2001 of $4,072,000 and $3,542,000, respectively.

         The billed receivables balances at both February 28, 2002 and May 31, 2001 include an overdue amount of $1,319,000 from one account. To collect this receivable, the Company has filed a lawsuit (See Note 6).

         Also included in the accounts receivable balance at February 28, 2002 is $178,000 due from the City of Santa Clarita for an additional amount owed Hi-Shear for four acres of its sixteen acre storage and blending site that was seized by the City under condemnation in order to construct a highway. Agreement of the total compensation amount was reached during November 2001, and the City's full payment under that agreement occurred during March 2002 (See Note 7).

3.       BANK LINE OF CREDIT AND NOTES PAYABLE

         The Company maintains a revolving line of credit with a commercial bank. Outstanding amounts bear interest at the Wall Street Journal's prime rate (4.75% at February 28, 2002) plus 2.5%. The total outstanding balance under the revolving line of credit on February 28, 2002 was $4,062,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit was reduced three times during the nine-month period beginning May 31, 2001, at which time the limit was $5,100,000, and ending February 28, 2002, at which time the limit was $4,400,000. Also during that same nine-month period the interest rate charged on the outstanding balance under the revolving line of credit increased from the Wall Street Journal's prime rate plus 1% to the Wall Street Journal's prime rate plus 2.5%. The revolving line of credit, which originally matured on October 15, 2001, has been extended to October 15, 2002. Along with the current extension, which became effective March 16, 2002, the maximum borrowing limit was reduced from $4,400,000 to $4,300,000, while the interest rate remained unchanged. In addition, the bank has waived all financial covenant violations, including one for the quarter ended February 28, 2002.

4.       NEW PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), Business Combinations and No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the negative goodwill remaining at May 31, 2001 of $276,000, which was included in the statement of operations for the nine-month period ended February 28, 2002. There was no income tax effect as a result of the change.

         The pro forma net income (loss), adjusted to exclude any amortization of negative goodwill, for the periods presented is as follows:

                                                    NINE-MONTH PERIOD            THREE-MONTH PERIOD
                                                    ENDED FEBRUARY 28,           ENDED FEBRUARY 28,
                                                --------------------------   --------------------------
                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------  ------------

         Reported Net Income (Loss) Before
           Cumulative Effect of
           Accounting Change                    $   809,000   $    87,000    $   278,000   $   (49,000)

            Less amortization of
                negative goodwill                        --       103,000             --        35,000
                                                ------------  ------------   ------------  ------------

         Adjusted Net Income (Loss)             $   809,000   $   (16,000)   $   278,000   $   (84,000)
                                                ============  ============   ============  ============

         Reported Basic and Diluted Earnings
           Per Share Before Cumulative Effect
           of Accounting Change                 $      0.12   $      0.01    $      0.04   $     (0.01)

            Less amortization of
                negative goodwill                        --          0.01             --            --
                                                ------------  ------------   ------------  ------------

         Adjusted Basic and Diluted Earnings
           (Loss) Per Share Before Cumulative
           Effect of Accounting Change          $      0.12   $      0.00    $      0.04   $     (0.01)
                                                ============  ============   ============  ============

5.       EARNINGS PER SHARE

         Options on 142,000 shares of common stock were not included in computing EPS assuming dilution for the nine and three-month periods ended February 28, 2002 because their effects were antidilutive. Options on 105,000 shares of common stock were not included in computing diluted EPS for the nine and three-month periods ended February 28, 2001 because their effects were antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

         In November 2000, Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay in whole or in part on four separate invoices for specially manufactured aerospace components that total $1,319,000 and are included in accounts receivable balances at both February 28, 2002 and May 31, 2001. In addition, the Company also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit is currently progressing to trial, which is scheduled to take place beginning in July 2002.

         The Company has been a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees in the amount of $171,200, plus service fees continuing at $68 per day. Cincom later amended its claim to include copyright infringement damages. Hi-Shear denied all allegations contained in Cincom's claims and counterclaimed for damages in the amount of $1.2 million. An arbitration decision was made in November 2001 in which Cincom was awarded $580,746 and the Company's counterclaims were denied. The Company sought and obtained judicial relief in federal court in February 2002 when the award in favor of Cincom was reduced by the court to $515,800, which has been fully recorded by the Company as of February 28, 2002. The Company intends to seek further judicial relief and believes that the revised arbitration award ultimately will be settled or resolved for a lesser amount.

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

         During the fiscal year ended May 31, 2001, the City of Santa Clarita through condemnation proceedings took four acres of Hi-Shear's sixteen-acre site for construction of a city highway. Hi-Shear disputed the amount offered by the City and accepted $247,000 as a deposit on the condemnation of the four acres. In November 2001, Hi-Shear and the City of Santa Clarita reached an agreement on a compensation amount of $425,000 for the four acres seized by the City under condemnation. In addition to recording an accounts receivable amount of $178,000, which was received by the Company during March 2002, the Company realized a gain on the condemnation of the land of $92,000 during the three-month period ended November 30, 2001. Therefore, the statement of operations for the nine-month period ended February 28, 2002 includes that realized gain.

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

         THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2001

         Revenues recognized during the third quarter ended February 28, 2002 were $3,854,000, which is $924,000 and 32% more than the revenues recognized during the same quarter last year. The continuing growth in revenues compared to last year was driven by an increase in new orders for space and missile products booked during the previous twelve months.

         Gross margin for the quarter ended February 28, 2002 was $1,044,000, or 27% of revenues, as compared to $621,000, or 21% of revenues reported for the same quarter last year. The increase in gross margin as a percent of revenues compared to last year is primarily the result of the current year's revenues being composed of a smaller proportion of revenues derived from lower margin electronic products.

         Selling, general and administrative expenses of $686,000 increased from the $572,000 reported for the nine months ended February 28 last year primarily as the result of increased expenses associated with efforts to collect delinquent accounts receivable.

         As a result of the factors noted above, operating income increased by $309,000 from $49,000 last year to $358,000 for the third quarter ended February 28, 2002.

         Interest expense decreased from $148,000 for the third quarter last year to $80,000 for the third quarter ended February 28, 2002 as the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and notes payable. The average interest rates applicable to the outstanding bank loan balances during the third quarter this year decreased by an average of approximately 3 percentage points from the third quarter last year, while the total amount outstanding for the bank line of credit and notes payable decreased by $1,330,000 (22%) from February 28, 2001 to February 28, 2002.

         There is no income tax expense recorded for the third quarter ended February 28, 2002, since the Company has an unrecognized net deferred tax asset in excess of what the expected income tax expense would have been.

         Net income increased during the third quarter, as a result of all of the above, by $327,000 from a net loss of $49,000, or $(0.01) per share, for the third quarter last year to $278,000, or $0.04 per share for the quarter ended February 28, 2002.

         NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2002

         Revenues recognized during the nine months ended February 28, 2002 were $11,193,000, which is $2,953,000 and 36% more than the revenues recognized during the same period last year. The growth in revenues is reflective of the increase in new orders for space and missile products booked during the last twelve months.

         Gross margin for the nine months ended February 28, 2002 was $3,115,000, or 28% of revenues, as compared to $2,365,000, or 29% of revenues, reported for the same period last year.

         Selling, general and administrative expenses of $2,029,000 increased from the $1,782,000 reported for the nine months ended February 28 last year primarily as the result of increased expenses associated with efforts to collect delinquent accounts receivable.

         As a result of the factors noted above, operating income increased from $583,000 last year to $1,086,000 for the nine months ended February 28, 2002.

         Interest expense decreased from $486,000 for the nine-month period ended February 28, 2001 to $277,000 for the nine-month period ended February 28, 2002 as the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and notes payable. The average interest rates applicable to the outstanding bank loan balances during the first nine months this year decreased by an average of approximately 3 percentage points from the same nine-month period last year, while the total amount outstanding for the bank line of credit and notes payable decreased by $1,330,000 (22%) from February 28, 2001 to February 28, 2002.

         There is no income tax expense recorded for the nine-month period ended February 28, 2002, since the Company has an unrecognized net deferred tax asset in excess of what the expected income tax expense would have been.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141. The cumulative effect of this change in accounting principle resulted in the write-off of the remaining deferred credit ("excess of net assets acquired over purchase price") of $276,000 at June 1, 2001, and resulted in an increase to net income for the nine-month period ended February 28, 2002.

         Net income increased during the nine month period ended February 28, 2002, as a result of all of the above, from $87,000, or $0.01 per share, for the same period last year to $1,085,000, or $0.16 per share, for the nine-month period ended February 28, 2002.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,401,000 and $7,614,000 at February 28, 2002 and at May 31, 2001, respectively. During the nine months ended February 28, 2002 the billed component of the total accounts receivable balance decreased

         $957,000, while the unbilled component increased $1,744,000. The decrease of the billed accounts receivable balance at February 28, 2002 compared to May 31, 2001 was primarily a consequence of the Company accelerating collection of outstanding accounts receivable. The total accounts receivable balance at February 28, 2002 includes $178,000 due from the City of Santa Clarita for the unpaid balance of a $425,000 settlement price agreed to by the Company and the City of Santa Clarita for four acres of Hi-Shear's sixteen-acre site seized by the City of Santa Clarita through its condemnation proceedings for construction of a highway (See Note 7 in the Notes to Financial Statements). In addition, the billed receivables balances at both February 28, 2002 and May 31, 2001 include an overdue amount of $1,319,000 from one account. A lawsuit has been filed in order to collect that amount (See Note 6 in the Notes to Financial Statements).

         Claims receivable balances decreased $200,000 from $816,000 at May 31, 2001 to $616,000 at February 28, 2002 as the result of a $150,000 collection on one of the two claims which are outstanding on contracts terminated, pursuant to the termination for convenience terms of the contracts, and a negotiated $50,000 discount to Hi-Shear's claim.

         The outstanding balance on the Company's bank line of credit decreased $795,000 during the nine-month period ended February 28, 2002. Collections of accounts receivable and on the claim receivable, as noted above, enabled the Company to make the "paydown". The decrease in the outstanding balance on the bank line of credit, together with total principal payments on notes payable of $538,000, resulted in a reduction in total bank debt by $1,333,000 (22%) from $6,179,000 at May 31, 2001 to $4,846,000 at February 28, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $1,312,000 was provided by operating activities during the nine-month period ended February 28, 2002 compared to net cash of $875,000 provided by operating activities during the first nine months last year.

         In order to minimize interest expense, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including the revolving line of credit with its commercial bank. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at February 28, 2002 and May 31, 2001 were $-0- and $61,000, respectively.

         Although cash collected on accounts receivable during the nine-month period ended February 28, 2002 was actually greater than during the same nine-month period last year, the large increase in revenues for the current year compared to last year resulted in a corresponding large increase in new accounts receivable amounts for the current year compared to last year. Accordingly, the net accounts receivable balance increased during the nine-month period ended February 28, 2002 compared to a significant decrease in the net accounts receivable balance during the nine-month period ended February 28, 2001.

         Total inventory balances changed very little during the nine-month period ended February 28, 2002 compared to the change in total inventory balances during the same nine-month period last year. This was due to significantly more inventory costs being transferred to cost of revenues, which were related to the large increase in revenues.

         The Company's primary sources of capital during the nine-month period ended February 28, 2002 were its operating cash flow and commercial financing. The Company maintains a revolving line of credit with a commercial bank. Outstanding amounts bear interest at the Wall Street Journal's prime rate (4.75% at February 28, 2002) plus 2.5%. The total outstanding balance under the revolving line of credit on February 28, 2002 was $4,062,000 compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under this line of credit was reduced three times during the nine-month period beginning May 31, 2001, at which time the limit was $5,100,000, and ending February 28,

         2002, at which time the limit was $4,400,000. Also during that same nine-month period the interest rate charged on the outstanding balance under the revolving line of credit increased from the Wall Street Journal's prime rate plus 1% to the Wall Street Journal's prime rate plus 2.5%. The revolving line of credit, which originally matured on October 15, 2001, has been extended to October 15, 2002. Along with the current extension, which became effective March 16, 2002, the maximum borrowing limit was reduced from $4,400,000 to $4,300,000, while the interest rate remained unchanged. In addition, the bank has waived all financial covenant violations, including one for the quarter ended February 28, 2002.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 15, 2002                      By:     /s/ George W. Trahan
    --------------------------------               -----------------------------
                                                   George W. Trahan
                                                   President and CEO



Date:    April 15, 2002                      By:     /s/ Gregory J. Smith
    --------------------------------               -----------------------------
                                                   Gregory J. Smith
                                                   Vice President and CFO