Form 10KSB
period 2002-05-31
HI SHEAR TECHNOLOGY CORP
filed 2002-08-29
CIK 918027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED MAY 31, 2002     COMMISSION FILE NUMBER: 001-12810

                         HI-SHEAR TECHNOLOGY CORPORATION
                 (Name of Small Business Issuer in its Charter)

                     DELAWARE                                  22-2535743
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

        24225 GARNIER STREET, TORRANCE, CA                     90505-5355
     (Address of principal executive offices)                  (Zip Code)

            Issuer's Telephone Number:                       (310) 784-2100

         Securities registered under Section 12(b) of the Exchange Act:

       (Title of each class)         (Name of each exchange on which registered)
       ---------------------         -------------------------------------------
            COMMON STOCK                       AMERICAN STOCK EXCHANGE

     Securities registered under Section 12(g) of the Exchange Act:

                         (Title of each class)
                         ---------------------
                                  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO ( X )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $ 15,372,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $2,803,218 as of August 14, 2002, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,670,000 shares of the Registrants Common Stock issued and outstanding as of August 14, 2002.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2002.

Transitional Small Business Disclosure Format          YES (  )         NO ( X )

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.

         ITEM 1    BUSINESS................................................    1

         ITEM 2    PROPERTIES..............................................    4

         ITEM 3    LEGAL PROCEEDINGS.......................................    4

         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    4


PART II.

         ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    5

         ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................    5

         ITEM 7    FINANCIAL STATEMENTS....................................    8

         ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.....................    8


PART III.

         ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.........    9

         ITEM 10   EXECUTIVE COMPENSATION..................................    9

         ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT..........................................    9

         ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    9


PART IV.

         ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K........................    9

SIGNATURES         ........................................................   10

EXHIBIT INDEX      ........................................................   11

INDEX TO FINANCIAL STATEMENTS..............................................   12

                                     PART I


ITEM 1.  BUSINESS
                                GENERAL OVERVIEW

         Hi-Shear Technology Corporation ("Hi-Shear" or the "Company") designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its aerospace products are primarily used in space satellites and satellite launch vehicles, exploration missions, strategic missiles, advanced fighter aircraft and military systems. Customers such as military and commercial satellite manufacturers, launch vehicle assemblers, the U.S. Government including NASA, foreign space agencies, and others in the aerospace business widely use the Company's aerospace products.

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products were originally introduced for the United States space program, and consist primarily of pyrotechnic power cartridges and various types of aerospace separation devices designed to meet the demand for reliable high performance devices with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. In addition, the Company designs and manufactures electronic systems that sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices are used in missiles, launch vehicles, fighter aircraft ejection seats and other applications. The Company also adapts its technology to produce products for other applications where pyrotechnic power is desirable. Hi-Shear's products can be grouped into four product categories as follows:

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

         CARTRIDGE ACTUATED DEVICES. The Company's cartridge actuated devices are gas-activated products utilized for satellites, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks, solar arrays, antenna booms and other devices. The Company maintains an active development program for new designs, including low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

         ELECTRONIC PRODUCTS. Hi-Shear is a key supplier both in the U.S. and overseas of sequencers for the U.S. Air Force ACES II crew ejection seat installed in many fighter aircraft, including the A-10, B-2, F-15 and F-16. The Company originally developed the Analog Recovery Sequencer, which electronically triggers various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished.

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

         EMERGENCY CUTTERS. Hi-Shear pyrotechnic emergency cutters are fast, safe, and reliable rescue tools designed for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LIFESHEAR cutter's light weight, mobility and ease of use enable it to quickly cut through a variety of tough materials and auto parts in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The LIFESHEAR tool was used by rescue workers at the site of the World Trade Center disaster in New York City. Hi-Shear's European licensee is manufacturing and selling the LIFESHEAR product in its assigned territory.

                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers tend to be large aerospace prime or subcontractors. Lockheed Martin and the Boeing Company together accounted for 47% of the Company's revenues in fiscal year 2002. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 11% of revenue in fiscal year 2002. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In fiscal year 2002 most of the Company's contracts were on a fixed price contract basis where the Company agrees to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. Company contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The Company's average time to design, manufacture and ship its products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2002, the Company continued its programs to reduce many of its manufacturing lead-times to help its customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles and satellites.

         Total requirements included in contracts undertaken by the Company may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects that are included in the Company's backlog. Although backlog represents business that is considered to be firm, there can be no assurance that cancellation, changes in quantities, funding changes, or scope adjustments will not occur. As of May 31, 2002 the Company's backlog was $13.4 million.

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

                          MANUFACTURING AND PRODUCTION

         Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the power cartridge. Production of the mechanical and electronic devices involves machining components in the Company's precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. The Company has been safely handling and processing these fuels and oxidizers for over forty years.

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

                                    EMPLOYEES

         The Company's success depends on its ability to attract and retain highly qualified personnel. As of May 31, 2002 Hi-Shear had 88 full time employees, the majority of whom are engineers and technicians. None of the employees are represented by a labor union and the Company has no knowledge of any labor organizing activities, has never suffered a work stoppage, and considers its relations with its employees to be excellent.

                             ADDITIONAL INFORMATION

         The Company files annual and quarterly reports and proxy statements with the Securities and Exchange Commission (the "Commission") pursuant to federal securities laws. You may inspect such reports, including the exhibits thereto, without charge, at the Public Reference Room of the Commission at 450 Fifth Street N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You may also access such material electronically by means of the Commission's home page on the Internet at http://www.sec.gov.

         We intend to make available to our stockholders annual reports containing financial statements audited by an independent certified public accounting firm. We may also make available to our stockholders, from time to time, other reports about material corporate developments.

ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 75,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a lease for five (5) years which terminates in August 2004. The Company owns 12 acres of land in Santa Clarita, California that it utilizes as a storage and blending site. During fiscal year 2002, a highway was constructed through four acres of property that was owned by the Company until that portion of the original 16 acres of land was appropriated by the City of Santa Clarita for the purpose of constructing the highway. This highway will connect to the local freeway. The Company believes that its current leased facilities in Torrance and property in Santa Clarita are adequately covered by insurance and will adequately support its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business. In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit remains in the discovery phase while it progresses to trial that is now scheduled to begin in January 2003. No counterclaims have been asserted against the Company.

         The Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company's management, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                           High         Low
                                                           ----         ---
         Fiscal Year 2002 ending May 31, 2002

                           4th Quarter                  $  4.22      $  2.60
                           3rd Quarter                     3.00         1.70
                           2nd Quarter                     4.55         1.81
                           1st Quarter                     2.10         1.30

         Fiscal Year 2001 ending May 31, 2001

                           4th Quarter                  $  2.60      $  1.60
                           3rd Quarter                     2.80         0.81
                           2nd Quarter                     1.62         1.00
                           1st Quarter                     2.37         1.37


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

         The number of holders of record of the Company's Common Stock was approximately 60 and the number of beneficial shareholders was approximately 1,451 as of July 29, 2002.


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

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2002 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2001

         Revenues recognized during fiscal year 2002 were $15,372,000, which is $3,307,000, or 27%, more than the revenues recognized during fiscal year 2001. The growth in revenues is reflective of an increase in the total amount of average monthly orders that were received by the Company during the latter part of fiscal year 2001 and throughout fiscal year 2002. This increase in new orders reflects increased customer requirements for the military, satellite and launch vehicle components produced by the Company. In addition, continued improvements in productivity and other production efficiencies, which has enabled the Company to expand total production output on the growing backlog of orders, has contributed to the increase in revenue.

         Cost of revenues for the year was $11,338,000 compared to $9,393,000 for last year. The increase in cost of revenues corresponds to the increase in revenues. However, the productivity improvements and production efficiencies that contributed to the increase in revenues also contributed to reductions in production costs. Consequently, cost of revenues increased at a smaller rate (21%) than the rate of increase in revenues (27%). Another factor that contributed to the rate of the increase in cost of revenues being less than the rate of the increase in revenues was that the amount charged to cost of revenues for inventory reserve adjustments was less during fiscal year 2002 than during fiscal year 2001. Increases to inventory reserves in fiscal years 2002 and 2001 resulted in corresponding increases to cost of revenues of $392,000 and $595,000, respectively.

         Gross margin for fiscal year 2002 was $4,034,000, or 26% of revenues, compared to $2,672,000, or 22% of revenues, reported for the fiscal year 2001. The year-to-year increase is $1,362,000, or 51%. The increase in the total gross margin amount, and the improvement in gross margin as a percentage of revenues, was a result of the factors identified above.

         Selling, general and administrative expenses increased by $37,000 or 1%, from $2,793,000 during fiscal year 2001 to $2,830,000 during fiscal year 2002. An increase in legal expenses associated with an arbitration proceeding and the Company's lawsuit to collect delinquent accounts receivable invoices and compensatory damages contributed to the increase.

         The Company realized operating income of $1,204,000 for fiscal year 2002 compared to an operating loss of $121,000 for fiscal year 2001. The $1,325,000 improvement in operating performance is the result of the increase in gross margin from fiscal year 2001 to fiscal year 2002.

         Interest expense decreased from $617,000 for fiscal year 2001 to $359,000 for fiscal year 2002. The decrease of $258,000, or 42%, was the result of significant decreases in both the total amounts of debt outstanding and the average interest rates applicable to the bank line of credit and notes payable. During fiscal year 2002, the total amount outstanding under the Company's revolving line of credit decreased by $1,486,000, while the total balance due on its notes payable decreased by $823,000. In addition, the average interest rates applicable to the diminishing debt obligations decreased by an average of 3 percentage points for the fiscal year ended May 31, 2002 compared to the fiscal year ended May 31, 2001. The lower average interest rates resulted from decreases in the benchmark prime rates, to which the credit line and notes payable interest rates are linked. The Company's overall reduction in debt was accomplished through increased cash collections resulting from increased billings to customers.

         No income tax expense was recorded for fiscal year 2002 compared to $250,000 income tax expense reported for fiscal year 2001. The income tax expense that ordinarily would be associated with the Company's amount of taxable income for fiscal year 2002 was offset by an identical amount of tax "benefit" from the recognition in fiscal year 2002 of net deferred tax assets. Income tax expense for fiscal year 2001 included an increase in valuation allowance which was offset by the tax benefit from the recognition of net deferred tax assets in 2001.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141. The cumulative effect of this change in accounting principle was a write-off at the beginning of fiscal year 2002 of the unamortized deferred credit ("excess of net assets acquired over purchase price") of $276,000 that existed at the end of fiscal year 2001. Accordingly, net income for fiscal year 2002 was increased by the amount of the write-off.

         Net income for fiscal year 2002 was $1,121,000, or $0.17 per share, compared to a net loss for fiscal year 2001 of $988,000, or $(0.15) per share.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $7,862,000 and $7,614,000 at the end of fiscal year 2002 and at the end of fiscal year 2001, respectively. The billed component of the total accounts receivable balance at May 31, 2002 was $3,560,000 compared to $4,072,000 at the end of the previous fiscal year. The $512,000 decrease in the billed accounts receivable balance at May 31, 2002 compared to May 31, 2001 was primarily a consequence of the Company accelerating collection of outstanding accounts receivable. The accounts receivable balances at the end of both fiscal years 2002 and 2001 include an overdue amount of $1,319,000 from one account. A lawsuit has been filed in order to collect that amount (See Note 13 in the Notes to Financial Statements).

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2002 were $4,302,000 compared to $3,542,000 at the end of fiscal year 2001. The $760,000 increase in the unbilled receivable balance is reflective of the Company having "earned" more contract revenues prior to billable "milestones" at the end of fiscal year 2002 than at the end of fiscal year 2001.

         Claims receivable balances decreased $452,000 from $816,000 for two claims at May 31, 2001 to $364,000 for one claim at May 31, 2002. The total claims receivable balances at the end of both fiscal year 2002 and fiscal year 2001 represent the unpaid balance for claims on contracts terminated by the customers pursuant to the termination for "convenience" terms of the related contracts. The claims are recorded at amounts which management expects to be realized within the upcoming fiscal year.

         The $971,000 decrease in total inventories from $3,618,000 at the end of fiscal year 2001 to $2,647,000 at the end of fiscal year 2002 was primarily a result of the combination of a $392,000 increase in inventory reserves and a $452,000 decrease in work in process inventories. The largest component of the net decrease in work in process inventory was a reduction in the inventory of sub-component parts produced in the Company's precision machining center in anticipation of subsequent allocation to work in process jobs associated with customer-funded contracts.

         Trade accounts payable decreased from $1,557,000 at the end of fiscal year 2001 to $1,353,000 at the end of fiscal year 2002. The $204,000 decrease in trade accounts payable occurred as a result of using cash generated from accelerated collections of accounts receivable to accelerate payments of accounts payable. Included in accounts payable at May 31, 2002 is $450,000 due to Cincom, a software vendor, in accordance with the Company's settlement with Cincom of a dispute that was the subject of an earlier arbitration proceeding.

         Long-term debt, all of which was incurred during prior fiscal years in order to finance the acquisition of machines used in the Company's precision machining center and the acquisition of land held for sale, was reduced from $1,322,000 at the end of fiscal year 2001 to $499,000 at the end of fiscal year 2002 through principal payments of $823,000 during fiscal year 2002 compared to principal payments of $1,052,000 during fiscal year 2001.

         The outstanding balance on the Company's revolving line of credit with its bank decreased $1,486,000 from $4,857,000 at May 31, 2001 to $3,371,000 at
May 31, 2002. Accelerated collections of accounts receivable and collections on the claims receivable, as noted above, enabled the Company to make the significant reduction to the outstanding balance on the revolving line of credit during fiscal year 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $2,226,000 was provided by operating activities during fiscal year 2002 compared to net cash of $731,000 that was provided by operating activities during fiscal year 2001. The $1,495,000 increase in operating cash flows was primarily the result of collecting $3,061,000 more from accounts receivable invoices than during fiscal year 2001. That increase in collections was linked to a significant increase in total amounts billed customers during fiscal year 2002 compared to fiscal year 2001. The increase in cash collections was partially offset by a $1,667,000 increase in cash disbursements for payment of accounts payable invoices during fiscal year 2002 compared to the prior year.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a revolving line of credit with a commercial bank and pays market interest on the outstanding balance. The outstanding balance under this line of credit at May 31, 2002 was $3,371,000, compared to an outstanding balance of $4,857,000 at May 31, 2001. The maximum borrowing limit under the line of credit was $4,300,000 as of May 31, 2002. Therefore, the amount available for borrowing at May 31, 2002 was $929,000. The revolving line of credit, which matures on October 15, 2002, is covered by a business loan agreement that contains various financial covenants. At May 31, 2002 the Company was not in compliance with one of those covenants. The bank has waived that covenant violation. Based upon previous discussions with its current commercial bank, as well as with other prospective banks, Hi-Shear's management is confident that the availability of sufficient supplemental cash under a revolving line of credit will continue well beyond the maturity date of the current line of credit.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. "Cash and cash equivalents" of $113,000 reported on the Company's balance sheet at May 31, 2002 was the approximate amount of cash deposited into the Company's bank account at or just before the end of the fiscal year ended May 31, 2002 that had not yet been "cleared" by the bank for the Company to use.

ITEM 7.  FINANCIAL STATEMENTS

         The report of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2002 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2002 and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2002 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement under the heading "Executive Compensation", to be filed with the Securities and Exchange Commission within 120 days after May 31, 2002 and is incorporated herein by reference.




                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See "Exhibit Index", page 11.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 2002.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HI-SHEAR TECHNOLOGY CORPORATION


Date: August 29, 2002                         By:  /s/ George W. Trahan
      ---------------                              -----------------------------
                                                   President, Chief Executive
                                                   Officer and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2002                          By:  /s/ George W. Trahan
      ---------------                               ----------------------------
                                                    President, Chief Executive
                                                    Officer and Co-chairman


                                               By:  /s/ Thomas R. Mooney
                                                    ----------------------------
                                                    Director, Co-chairman of
                                                    the Board


                                               By:  /s/ Gregory J. Smith
                                                    ----------------------------
                                                    Vice President of Finance
                                                    and Chief Financial Officer


                                               By:  /s/ Jack Bunis
                                                    ----------------------------
                                                    Director


                                               By:  /s/ David W. Einsel
                                                    ----------------------------
                                                    Director

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

10.4.1          Torrance Property Lease(6)

10.5.1          Form of Buy/Sell Agreement(6)

10.6            Southern California Bank Credit Facility (now U.S. Bank)(4)

10.6.1          Promissory Note Relating to U.S. Bank Credit Facility(5)

10.6.2          Promissory Note Related to U.S. Bank Credit Facility(7)

10.6.3          Promissory Note and Amendment Relating to U.S. Bank
                Credit Facility(7)

10.6.3.1        Amendments to Promissory Notes Relating to U.S. Bank
                Credit Facility

23.1            Consent of Grant Thornton LLP

99.1            Certification of the CEO and the CFO pursuant to 18 U.S.C.
                Section 1350
------------------

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

(4) Previously Filed and Incorporated by Reference to the Company's Form 10-KSB Filed With the Securities and Exchange Commission On August 12, 1998.

(5) Previously Filed and Incorporated by Reference to the Company's Form 10-KSB Filed With the Securities and Exchange Commission On August 17, 1999.

(6) Previously Filed and Incorporated by Reference to the Company's Form 10-KSB Filed With the Securities and Exchange Commission On August 24, 2000.

(7) Previously Filed and Incorporated by Reference to the Company's Form 10-KSB Filed With the Securities and Exchange Commission On October 10, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants..................         F-1

Balance Sheet.......................................................         F-2

Statements of Operations............................................         F-3

Statement of Stockholders' Equity   ................................         F-4

Statements of Cash Flows   .........................................         F-5

Notes to Financial Statements.......................................  F-6 - F-17

                                                      [Grant Thornton Logo Here]

ACCOUNTANTS AND MANAGEMENT CONSULTANTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for business combinations, goodwill and other intangible assets for the year ended May 31, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ Grant Thornton LLP
----------------------
Los Angeles, California
July 25, 2002

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
MAY 31, 2002

ASSETS
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                        $   113,000
   Accounts receivable (Note 5)                                       7,862,000
   Claims receivable (Note 6)                                           364,000
   Inventories (Note 7)                                               2,647,000
   Deferred income taxes (Note 12)                                      700,000
   Prepaid expenses and other current assets                            177,000
                                                                    ------------

     TOTAL CURRENT ASSETS                                            11,863,000

Land (Note 9)                                                           846,000
Equipment, net (Note 8)                                               2,174,000
Deferred income taxes (Note 12)                                         901,000
Intangible assets, net                                                   66,000
                                                                    ------------

                                                                    $15,850,000
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Bank line of credit (Note 10)                                    $ 3,371,000
   Current portion of long-term notes payable (Note 10)                 430,000
   Trade accounts payable (Note 13)                                   1,353,000
   Accrued payroll and related costs                                    638,000
   Deferred revenue (Note 11)                                            89,000
   Other accrued liabilities                                            434,000
                                                                    ------------

     TOTAL CURRENT LIABILITIES                                        6,315,000

Long-Term Notes Payable, less current portion (Note 10)                  69,000
                                                                    ------------

     TOTAL LIABILITIES                                                6,384,000

Stockholders' Equity (Note 14)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                        --
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,670,000 shares issued and outstanding                              7,000
   Additional paid-in capital                                         7,193,000
   Retained earnings                                                  2,266,000
                                                                    ------------

     TOTAL STOCKHOLDERS' EQUITY                                       9,466,000
                                                                    ------------

                                                                    $15,850,000
                                                                    ===========
See Notes to Financial Statements


STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31


                                                                2002              2001
-------------------------------------------------------------------------------------------

REVENUES (Notes 4 and 5)                                    $ 15,372,000      $ 12,065,000

Cost of Revenues (Notes 3 and 7)                              11,338,000         9,393,000
                                                            -------------     -------------

GROSS MARGIN                                                   4,034,000         2,672,000

Selling, General and Administrative Expenses (Note 9)          2,830,000         2,793,000
                                                            -------------     -------------

OPERATING INCOME (LOSS)                                        1,204,000          (121,000)

Interest Expense (Note 10)                                       359,000           617,000
                                                            -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                      845,000          (738,000)

Income Tax Expense (Benefit) (Note 12)                                 0           250,000
                                                            -------------     -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                845,000          (988,000)

Cumulative Effect of Accounting Change (Note 1)                  276,000                 0
                                                            -------------     -------------

NET INCOME (LOSS)                                           $  1,121,000      $   (988,000)
                                                            =============     =============

Basic Earnings (Loss) per Common Share and
     Per Common Share Assuming Dilution:
Income (Loss) before Cumulative Effect of
     Accounting Change                                      $       0.13      $      (0.15)
Cumulative Effect of Accounting Change                              0.04                --
                                                            -------------     -------------

NET INCOME (LOSS)                                           $       0.17      $      (0.15)
                                                            =============     =============

Weighted Number of Common Shares Outstanding:
     Basic                                                     6,670,000         6,670,000
                                                            =============     =============
     Diluted                                                   6,673,000         6,670,000
                                                            =============     =============

See Notes to Financial Statements.



STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2002 AND 2001



                                   Common Stock              Additional                            Total
                             ---------------------------      Paid-In           Retained        Stockholders'
                               Shares         Amount          Capital           Earnings           Equity
------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000        6,670,000      $     7,000      $ 7,193,000      $ 2,133,000       $ 9,333,000

  Net loss                          --               --               --         (988,000)         (988,000)
                           ------------     ------------     ------------     ------------      ------------

Balance, May 31, 2001        6,670,000            7,000        7,193,000        1,145,000         8,345,000

  Net income                        --               --               --        1,121,000         1,121,000
                           ------------     ------------     ------------     ------------      ------------

Balance May 31, 2002         6,670,000      $     7,000      $ 7,193,000      $ 2,266,000       $ 9,466,000
                           ============     ============     ============     ============      ============


See Notes to Financial Statements



STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31


                                                                   2002               2001
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $ 1,121,000       $  (988,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Gain on sale of land                                          (92,000)                0
     Depreciation and amortization                                 518,000           864,000
     Provision for inventory reserves                              392,000           595,000
     Amortization of excess of net assets
       acquired over purchase price                               (276,000)         (138,000)
     Deferred income taxes                                               0           234,000
     Changes in assets and liabilities:
       Accounts receivable                                        (248,000)          428,000
       Claims receivable                                           452,000           305,000
       Inventories                                                 579,000        (1,304,000)
       Prepaid expenses and other assets                           130,000           (11,000)
       Accounts payable                                           (204,000)          832,000
       Accrued payroll and related costs                           111,000           (88,000)
       Deposits held                                              (247,000)                0
       Deferred revenue                                            (13,000)         (155,000)
       Other accrued liabilities                                     3,000           157,000
                                                               ------------      ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES               2,226,000           731,000
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from deposit for land held for sale                          0           247,000
   Proceeds from sale of land                                      178,000                 0
   Purchase of equipment                                           (43,000)         (172,000)
                                                               ------------      ------------

         NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES           135,000            75,000
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on bank line of credit                   (1,486,000)          307,000
   Principal payments on notes payable                            (823,000)       (1,052,000)
                                                               ------------      ------------

         NET CASH USED IN FINANCING ACTIVITIES                  (2,309,000)         (745,000)
                                                               ------------      ------------

         NET INCREASE IN CASH                                       52,000            61,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      61,000                 0
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   113,000       $    61,000
                                                               ============      ============

Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                      $   373,000       $   634,000

   Cash paid during the year for income taxes                            0            50,000


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

Hi-Shear also has diversified into a non-aerospace product. The Company has made significant investments in inventory and tooling for the LIFESHEAR emergency rescue cutting tool. The Company is marketing the tool in the U.S. and Canada. However, since the Company has focused most of its attention and resources on its core aerospace products, the sales volumes of this new product have not been significant.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The statements disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management are used for, but not limited to, the realization of claims receivable and certain inventories, costs to complete contracts, and the carrying value of long-lived assets. Actual results could differ from those estimates, and such changes could be material.

REVENUE RECOGNITION:

The Company's revenues are derived principally from long-term fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs to complete the contracts (cost-to-cost type of percentage-of-completion method of accounting). Revenue recognition for contracts that require relatively less time to complete than those contracts accounted for on a percentage-of-completion basis, plus contracts for non-aerospace products, are recognized as deliveries are made.

Provisions for estimated total contract losses on uncompleted contracts are made in the period in which such losses are determined. Amounts representing contract change orders are included in revenues only when the amounts can reliably be estimated and realization is probable. Changes in estimates of revenues, costs and profits are recognized in the period such changes are made.

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. These claims for reimbursement result from changes to specifications, additional work required to be performed by the Company to satisfy customer requests beyond contract scope, failure of customer designed components and adjustments to contract pricing due to the customer reducing unit quantities. Claims receivable are recorded to the extent of costs incurred, and when, in management's opinion, it is probable that the claim will be collected in full and the amount of the claim can be reasonably estimated.

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

INVENTORIES:

Inventory costs for defense and aerospace relate primarily to production cost of contracts in process under fixed-price type contracts and represent accumulated contract costs less the portion of such costs allocated to revenue recognized on units delivered or progress completed. Accumulated contract costs include direct labor, material costs, and factory and engineering overhead. In accordance with industry practice, such inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Selling, general and administrative costs are charged to expense as incurred. Aerospace raw materials and components consist of purchased and manufactured parts, which are not allocated to an existing production contract but will be utilized in anticipated future contracts. These parts are valued at the lower of cost or estimated market value.

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

LAND:

Investment in land is recorded at the lower of cost or net realizable value.

INTANGIBLE ASSETS:

Intangible assets, consisting of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17-year life of the patent.

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

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF NET ASSETS ACQUIRED OVER PURCHASE PRICE:

In June 1993, the total purchase price of the Company was allocated to the assets acquired and liabilities assumed based upon their relative fair values at the date of the acquisition using the purchase method of accounting. The resulting amount by which the net assets acquired exceeded the purchase price (also referred to as "negative goodwill") was amortized into income in equal increments during each fiscal year through 2001.

As a consequence of the Company's early adoption of a new pronouncement issued by the Financial Accounting Standards Board (see "New Pronouncement"), resulting in a change in accounting principle, the entire $276,000 amount of unamortized negative goodwill that existed at May 31, 2001 was amortized at the beginning of the fiscal year ended May 31, 2002. However, unlike fiscal year ended May 31, 2001, when the total amortization amount of $138,000 was included in Selling, General and Administrative expenses, the total amortization amount of $276,000 for the fiscal year ended May 31, 2002 appears in the Statement of Operations separately as "Cumulative Effect of Accounting Change."

INCOME TAXES:

Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share (EPS) are computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for fiscal year 2002 did not change the earnings per share. There was no dilutive effect from outstanding options for fiscal year 2001 since all the outstanding options were anti-dilutive.

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

The Company periodically has cash on deposit with its bank that exceeds the insurance limits of the FDIC. The Company has not experienced any losses on such deposits.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the exercise price is equal to or greater than the fair value of the stock at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

CHANGE IN ACCOUNTING PRINCIPLE:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the $276,000 negative goodwill remaining at the beginning of the fiscal year ended May 31, 2002. There was no income tax effect as a result of the change.

The pro forma net income (loss), adjusted to exclude amortization of negative goodwill, for fiscal years 2002 and 2001 is as follows:

                                                      2002              2001
                                                  ------------     ------------
Reported Net Income (Loss) Before
   Cumulative Effect of Accounting Change         $   845,000      $  (988,000)

   Less amortization of negative goodwill                  --          138,000
                                                  ------------     ------------

Adjusted Net Income (Loss) Before Cumulative
   Effect of Accounting Change                    $   845,000      $(1,126,000)
                                                  ============     ============

Reported Basic and Diluted Earnings
   Per Share Before Cumulative Effect
   of Accounting Change                           $      0.13      $     (0.15)

Less amortization of negative goodwill                     --             0.02
                                                  ------------     ------------

Adjusted Basic and Diluted Earnings (Loss)
   Per Share Before Cumulative Effect of
   Accounting Change                              $      0.13      $     (0.17)
                                                  ============     ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW PRONOUNCEMENT:

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SAFS No. 144"). SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective for the Company beginning June 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.

NOTE 2.  RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent on the continuation of government funding of government sponsored military and aerospace programs in order to maintain and enhance its revenues. The Company experienced increased revenues during fiscal year 2002 as the result of increased customer requirements for military, satellite and launch vehicle components that occurred during the latter months of fiscal year 2001 and continued through fiscal year 2002. While the total value of those new customer orders has enabled the Company to return to historic total booking levels experienced prior to the slow-down period that occurred during the two-year period preceding mid-fiscal year 2001, continuation of this recent trend of increased customer requirements and new orders are necessary for the Company to maintain profitable operations.

The Company relies on its borrowing capacity to provide additional funds for its operations. During all of fiscal year 2002 the Company was able to borrow against a revolving line of credit. The maximum borrowing limit under this line of credit was reduced during fiscal year 2002. The limit, which was $5,100,000 at May 31, 2001, was reduced on March 16, 2002 to $4,300,000. The line of credit, which originally matured on October 15, 2001, and was subsequently extended to October 15, 2002, contains various financial covenants. At May 31, 2002 the Company was in violation of one covenant. The bank has waived the covenant violation.

NOTE 3.  FOURTH QUARTER ADJUSTMENTS

The Company provided an additional $280,000 of reserves against the total recorded value of raw material and components "stock" inventory items used to produce aerospace and defense products and finished goods of aerospace and defense products available to meet future customer needs. The inventory reserve adjustments were charged to cost of revenues.

Losses totaling $218,000 were recognized from changes in estimated projected total costs to complete two contracts in process.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.  MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

                                                2002                 2001
                                           ---------------       --------------

Lockheed Martin                                 32%                   21%
Boeing Company                                  16%                   17%
United States Government                        11%                   24%

NOTE 5.  ACCOUNTS RECEIVABLE

Billed and unpaid receivables at May 31, 2001                     $  4,072,000
Billed receivables for fiscal year 2002                             14,777,000
                                                                  -------------
                                                                    18,849,000
Collected receivables for fiscal year 2002                          15,289,000
                                                                  -------------

Billed and unpaid receivables at May 31, 2002                        3,560,000

Unbilled receivables at May 31, 2002                                 4,302,000
                                                                  -------------

         Total accounts receivable at May 31, 2002                $  7,862,000
                                                                  =============


Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at May 31, 2002 were $3,560,000 and $4,302,000, respectively.

The billed receivables include an overdue amount of $1,319,000 from one account. To expedite collection of this receivable, the Company has filed a lawsuit. (See
Note 13)

Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon a percentage-of-completion basis, but in advance of completing billable events for which invoices are submitted to customers.

During the fiscal years 2002 and 2001, the Company generated revenue of approximately $2,136,000 and $1,474,000, respectively, from sources outside of the United States.

NOTE 6.  CLAIMS RECEIVABLE

As of May 31, 2002, the outstanding amount due for two claims on two related contracts terminated by a single customer for "convenience" was $364,000. The Company's claims against its customer (the U.S. Army) were initially submitted May 1997. Since Hi-Shear and its customer were unable to come to agreement on the claims, Hi-Shear elected to pursue its claims in the United States Court of Federal Claims. Trial of the case occurred in February 2000, and post-trial briefs were submitted in April and June 2000. A decision by the judge who presided over the trial has not yet been rendered.

Claims are subject to review and audit by the customer. If no agreement is reached with the customer, the Company may pursue other alternatives including litigation. The ultimate realization of the claims may be different than the amount recorded and the difference could be significant.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  INVENTORIES

Aerospace and defense inventory:
         Raw materials and components "stock" inventory           $   1,374,000
         Work-in-process                                              1,040,000
         Finished goods                                                 530,000
                                                                  --------------
                                                                      2,944,000
         Less inventory reserves                                       (462,000)
                                                                  --------------
                  Total aerospace and defense inventory               2,482,000

Non-aerospace and non-defense inventory:
         Raw materials and components                                   543,000
         Work-in-process                                                 76,000
                                                                  --------------
                                                                        619,000
         Less inventory reserves                                       (454,000)
                                                                  --------------
                  Total non-aerospace and non-defense inventory         165,000
                                                                  --------------
                           Total net inventory                    $   2,647,000
                                                                  ==============


Work-in-process consists of costs incurred for customer contracts in excess of costs associated with revenues recognized for contracts on a percent-of-completion basis, plus costs incurred on non-contract jobs for components and sub-assemblies being built in anticipation of future customer contracts for parts that will require those components and sub-assemblies. The status of the work in process for both contracts in process and non-contract jobs in process at May 31, 2002, is as follows:

                                                          Aerospace &      Non-aerospace &
                                                            Defense          Non-defense
                                                         -------------      -------------
Total contracts in process                               $ 23,520,000       $          0

Costs incurred to date:
   Contracts in process                                    11,050,000                  0
   Non-contract jobs in process                               667,000             76,000

Estimated profit recognized on contracts in process         3,161,000                  0

Less revenue recognized on contracts in process           (13,838,000)                 0
                                                         -------------      -------------

Work in process                                          $  1,040,000       $     76,000
                                                         =============      =============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a drastic impact on the ultimate profitability of the Company. Management estimates that each 1% change in the estimates to complete at May 31, 2002 would change contract profits or losses by approximately $173,000.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  EQUIPMENT

Machinery and equipment                                              $4,856,000
Office equipment and furniture                                          661,000
Leasehold improvements                                                  154,000
Projects in process                                                      10,000
                                                                     -----------
                                                                      5,681,000
Less accumulated depreciation and amortization                        3,507,000
                                                                     -----------

                                                                     $2,174,000
                                                                     ===========
NOTE 9. LAND

The Company owns land in Santa Clarita, CA that it uses as a storage and blending site. During the fiscal year ended May 31, 2001, the City of Santa Clarita through condemnation proceedings took four acres of Hi-Shear's sixteen-acre site for construction of a city highway. Hi-Shear disputed the amount offered by the City and accepted $247,000 during fiscal year 2001 as a deposit on the condemnation of the four acres. In November 2001, Hi-Shear and the City of Santa Clarita reached agreement on a total compensation amount of $425,000. After deducting both costs directly associated with the negotiation of the settlement and the pro-rata cost of acquiring the land, the Company realized a gain of $92,000. In March 2002 the Company received from the City $178,000, which was the difference between the settlement amount and the amount previously received as a deposit ending final settlement.

NOTE 10.  BANK LINE OF CREDIT AND NOTES PAYABLE

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets. At May 31, 2002, the total outstanding balance under the revolving line of credit was $3,371,000, and the amount available for borrowing was $929,000. The maximum borrowing limit under the line of credit was reduced during fiscal year 2002. The limit, which was $5,100,000 at May 31, 2001, was reduced March 16, 2002 to $4,300,000. The revolving line of credit, which originally was scheduled to mature on October 15, 2001, was extended to October 15, 2002. The extension was effective March 16, 2002.

Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.75% at May 31, 2002) plus 2.50%. During fiscal year 2002 the incremental interest amount added to the Wall Street Journal's prime rate increased from 0.50% to 2.50%.

The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2002, the Company was not in compliance with one of these covenants. The bank has waived the covenant violation.

Long-term notes payable at May 31, 2002, which are subject to the business loan agreement above, consists of the following:

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10.  BANK LINE OF CREDIT AND NOTES PAYABLE (CONTINUED)

---------------------------------------------------------------------------------------------------------
Promissory note, payable in monthly installments of $22,917 through August 2003, plus interest at the Wall Street Journal's prime plus 0.5%, secured by substantially all
    assets.                                                                                      344,000

Promissory note, payable in monthly installments of $12,890 through March 2003, plus interest at the Wall Street Journal's prime plus 0.5%, secured by substantially all
    assets.                                                                                      129,000

Promissory note, payable in monthly installments of $13,346 through August 2002, plus interest at the Wall Street Journal's prime plus 1%, secured by substantially all
    assets.                                                                                 $     26,000
                                                                                            -------------
                                                                                                 499,000
Less current portion                                                                             430,000
                                                                                            -------------

Long-term notes payable, less current portion                                               $     69,000
                                                                                            =============

NOTE 11. DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $89,000 and $103,000 at May 31, 2002 and 2001, respectively.

NOTE 12.  INCOME TAXES

Deferred income tax assets in the accompanying balance sheet at May 31, 2002, consist of the following, of which $700,000 is included in current assets:

Deferred income tax assets:
  Net operating loss carryforwards                                  $ 1,603,000
  Income tax credit                                                     457,000
  Other                                                                 487,000
                                                                    ------------

                                                                      2,547,000
  Less valuation allowance                                              946,000
                                                                    ------------
  Net deferred income taxes                                         $ 1,601,000
                                                                    ============

Realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations. The amount of the deferred income tax assets considered realizable, however, could be increased or reduced in the near term if estimates of future taxable income during the carryforward period are increased or reduced, or if certain changes in the ownership structure of the Company occur.

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  INCOME TAXES (CONTINUED)

                                                           2002          2001
                                                        ----------    ----------

Federal income tax computed at the statutory rate       $ 391,000     $(251,000)
Permanent differences, primarily negative goodwill       (117,000)      (53,000)
State taxes, less federal benefit                          67,000       (44,000)
Other state tax and minimum taxes                          13,000        14,000
Change in valuation allowance                             221,000       584,000
Prior year tax credits                                   (457,000)            0
Tax credits utilized                                      (55,000)            0
Other                                                     (63,000)            0
                                                        ----------    ----------

                                                        $       0     $ 250,000
                                                        ==========    ==========

As of May 31, 2002, the Company had federal net operating loss carryforwards of approximately $4,817,000, which expire $1,197,000 in 2009; $2,340,000 in 2011;
$170,000 in 2012; $330,000 in 2015 and $779,000 in 2016.

NOTE 13.  COMMITMENTS AND CONTINGENCIES
The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2006. Rental expense under operating leases for the years ended May 31, 2002 and 2001 was approximately $598,000 and $620,000 respectively.

Minimum annual rentals under all non-cancelable operating leases are as follows:

                    2003                     $      515,000
                    2004                            513,000
                    2005                            150,000
                    2006                             10,000
                                             ---------------
                                             $    1,188,000
                                             ===============


The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business. In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices are included in accounts receivable at May 31, 2002. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

designs, drawings, and specifications for other aerospace components. The lawsuit remains in the discovery phase while it progresses to trial that is now scheduled to begin in January 2003. No counterclaims have been asserted against the Company.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

The Company was a party to an arbitration proceeding initiated August 2000 by Cincom Systems, Inc. ("Cincom"), a software supplier, for collection of license and consulting fees. Cincom later amended its claim to include copyright infringement damages. Hi-Shear denied all allegations contained in Cincom's claims and counterclaimed for damages. An arbitration decision was made in November 2001 in which Cincom was awarded $580,746 and the Company's counterclaims were denied. The Company subsequently sought and obtained judicial relief in federal court in February 2002, when the court reduced the award in favor of Cincom to $515,800. Further challenges by the Company to the award ultimately resulted in an agreement negotiated by Cincom and Hi-Shear in June 2002 to reduce the total amount to be paid by Hi-Shear to $450,000, which is included in the accounts payable balance at May 31, 2002.

NOTE 14.  STOCKHOLDERS' EQUITY

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees or directors under the Plan. Options are granted and vested as determined by the Stock Options Committee. At May 31, 2002 there were 207,534 shares available for grant under the Company's option plan.

A summary of the status of the option plan and changes during fiscal years 2002 and 2001 is as follows:

                                                         2002                                 2001
                                           ---------------------------------    ----------------------------------
                                                                  Weighted-                           Weighted-
                                                                   Average                             Average
                                                                  Exercise                            Exercise
               Fixed Options                    Shares              Price          Shares               Price
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  105,466    $      5.67             110,466    $       5.91
     Granted                                       37,000           2.05               7,000            2.25
     Exercised                                     -                  -               -                   -
     Forfeited                                     -                  -              (12,000)           5.76
                                             --------------                     --------------

Outstanding at end of year                        142,466           4.73             105,466            5.67
                                             ==============                     ==============

Exercisable at end of year                        112,466           5.45              98,466            5.91

Weighted-average fair value per
     option granted during the year                          $      1.77                        $       1.74


HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

A further summary about fixed options outstanding at May 31, 2002, is as follows:

                                         Options Outstanding                            Options Exercisable
                           -------------------------------------------------     -----------------------------------
                                             Weighted-
                                              Average           Weighted-                              Weighted-
                                             Remaining           Average                                Average
        Range of               Number       Contractual          Exercise           Number              Exercise
     Exercise Price         Outstanding         Life              Price           Exercisable            Price
--------------------------------------------------------------------------------------------------------------------
$2.05 to $4.99                     44,000     9 years      $        2.08                 14,000    $      2.15
$5.00 to $6.99                     81,466     4 years               5.47                 81,466           5.47
$7.00 to $8.50                     17,000     5 years               8.06                 17,000           8.06
                           ---------------                                      ----------------

                                  142,466                  $        4.73                112,466    $      5.45
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

                                                   2002                2001
--------------------------------------------------------------------------------
Net income (loss)
    As reported                             $    1,121,000      $     (988,000)
    Pro forma                                    1,056,000          (1,000,000)

Earnings (loss) per common share and
    common share assuming dilution
    As reported                             $         0.17      $        (0.15)
    Pro forma                                         0.16               (0.15)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002 and 2001, respectively. No dividend rate for all years; price volatility of 84% in 2002 and 65% in 2001, risk-free interest rates of approximately 5.4% in 2002 and 5.4% in 2001; and expected lives of ten years.

NOTE 15.  RELATED PARTIES

A director of the Company performs consulting services for the Company. The Company incurred $150,000 and $138,000 of consulting fees for the years ended May 31, 2002 and 2001, respectively.