Form 10QSB
period 2002-08-31
HI SHEAR TECHNOLOGY CORP
filed 2002-10-15
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002
                               ---------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number         001-12810
                       -----------------

                         Hi-Shear Technology Corporation
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of October 1, 2002.

Transitional Small Business Disclosure Format (Check one):      [ ] Yes   [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

         PART I - FINANCIAL INFORMATION

              ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets .............................................1
                           August 31, 2002 and May 31, 2002

                  Statements of Operations ...................................2
                           Three-months ended August 31, 2002
                           and August 31, 2001

                  Statements of Cash Flows....................................3
                           Three-months ended August 31, 2002
                           and August 31, 2001

                  Notes to Financial Statements ..............................4

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .....6
                   CONDITION AND RESULTS OF OPERATIONS
              ITEM 3 - CONTROLS AND PROCEDURES................................9

              SIGNATURES .....................................................10


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                             AUGUST 31          MAY 31
                                                                2002             2002
                                                            ------------     ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                $       ---      $   113,000
   Accounts receivable (Note 2)                               7,445,000        7,862,000
   Claims receivable (Note 3)                                   299,000          364,000
   Inventories                                                2,731,000        2,647,000
   Deferred income taxes                                        700,000          700,000
   Prepaid expenses and other current assets                    241,000          177,000
                                                            ------------     ------------

       TOTAL CURRENT ASSETS                                  11,416,000       11,863,000

Land                                                            846,000          846,000
Equipment, net                                                2,062,000        2,174,000
Deferred income taxes                                           901,000          901,000
Intangible assets, net                                           64,000           66,000
                                                            ------------     ------------

                                                            $15,289,000      $15,850,000
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                             $ 3,368,000      $ 3,371,000
   Current portion of long-term notes payable                   365,000          430,000
   Trade accounts payable                                       834,000        1,353,000
   Accrued payroll and related costs                            629,000          638,000
   Deferred revenue (Note 5)                                     77,000           89,000
   Other current liabilities                                    276,000          434,000
                                                            ------------     ------------

       TOTAL CURRENT LIABILITIES                              5,549,000        6,315,000

Long-Term Notes Payable, less current portion                       ---           69,000
                                                            ------------     ------------

       TOTAL LIABILITIES                                      5,549,000        6,384,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                   ---              ---
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,670,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                 7,193,000        7,193,000
   Retained earnings                                          2,540,000        2,266,000
                                                            ------------     ------------

       TOTAL STOCKHOLDERS' EQUITY                             9,740,000        9,466,000
                                                            ------------     ------------

                                                            $15,289,000      $15,850,000
                                                            ============     ============

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------

                                                                 THREE-MONTH PERIOD
                                                                  ENDED AUGUST 31,
                                                             ---------------------------
                                                                2002            2001
                                                             -----------     -----------
REVENUES                                                     $3,144,000      $3,483,000

Cost of Revenues                                              2,134,000       2,540,000
                                                             -----------     -----------

GROSS MARGIN                                                  1,010,000         943,000

Selling, General and Administrative Expenses                    665,000         686,000
                                                             -----------     -----------

OPERATING INCOME                                                345,000         257,000

Interest Expense                                                 71,000         111,000
                                                             -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                  274,000         146,000

Income Tax Expense                                                    0               0
                                                             -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                            274,000         146,000

Cumulative Effect of Accounting Change (Note 6)                       0         276,000
                                                             -----------     -----------

NET INCOME                                                   $  274,000      $  422,000
                                                             ===========     ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:
   Income before Cumulative Effect of Accounting Change      $     0.04      $     0.02
   Cumulative Effect of Accounting Change                          0.00            0.04
                                                             -----------     -----------

   NET INCOME                                                $     0.04      $     0.06
                                                             ===========     ===========

Weighted Number of Common Shares Outstanding:
   Basic and Assuming Dilution                                6,670,000       6,670,000
                                                             ===========     ===========

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------

                                                              THREE-MONTH PERIOD
                                                               ENDED AUGUST 31,
                                                          --------------------------
                                                             2002            2001
                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 274,000       $ 422,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                        124,000         130,000
       Provision for inventory reserves                      24,000          47,000
       Amortization of excess of net assets
         acquired over purchase price                             0        (276,000)
   Changes in assets and liabilities:
       Accounts receivable                                  417,000        (140,000)
       Claims receivable                                     65,000         150,000
       Inventories                                         (108,000)        (35,000)
       Prepaid expenses and other assets                    (64,000)        (78,000)
       Accounts payable                                    (519,000)         95,000
       Accrued payroll and related costs                     (9,000)        (10,000)
       Deferred revenue                                     (12,000)        336,000
       Other accrued liabilities                           (158,000)         17,000
                                                          ----------      ----------

         Net cash provided by operating activities           34,000         658,000
                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                    (10,000)        (19,000)
                                                          ----------      ----------
         Net cash flows used in investing activities        (10,000)        (19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank line of credit                           (3,000)       (520,000)
   Principal payments on notes payable                     (134,000)       (180,000)
                                                          ----------      ----------
         Net cash used in financing activities             (137,000)       (700,000)
                                                          ----------      ----------

         Net increase (decrease) in cash                   (113,000)        (61,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      113,000          61,000
                                                          ----------      ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                          $       0       $       0
                                                          ==========      ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                 $  74,000       $ 117,000

   Cash paid for income taxes                             $       0       $       0


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION

              Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2002 were $3,362,000 and $4,083,000, respectively, compared to billed and unbilled receivables at May 31, 2002 of $3,560,000 and $4,302,000, respectively.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon a percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both August 31, 2002 and May 31, 2002 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit, to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)

         3.   CLAIMS RECEIVABLE

              As of August 31, 2002 and May 31, 2002 the claims receivable balances, which were for outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $299,000 and $364,000, respectively. The total claims receivable balance was decreased at August 31, 2002 to reflect a total net amount that the Company believes will be realized, subject to the outcome of the Motion for Reconsideration and Amendment of Judgement described below.

              The Company's claims against its customer (the U.S. Army) were initially submitted May 1997. Since Hi-Shear and its customer were unable to come to agreement on the claims, Hi-Shear elected to pursue its claims in the United States Court of Federal Claims. Trial of the case occurred in February 2000. In September 2002, the Company received notification of the presiding judge's decision. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for its negligence in determining estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997 to Hi-Shear. The Company believes the judge miscalculated the award for damages, and as a result has filed a Motion for Reconsideration and Amendment of Judgment in the United States Court of Federal Claims in order to obtain compensation reflective of Hi-Shear's damages.

         4.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets. At August 31, 2002, the total outstanding balance under the revolving line of credit was $3,368,000. Since the maximum limit under the line of credit is $4,300,000, the amount available for borrowing at August 31, 2002 was $932,000. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.75% at August 31, 2002) plus 2%.

              The revolving line of credit, which was scheduled to mature on October 15, 2002, has been extended to December 15, 2002. Based upon preliminary discussions between the Company and the bank on reaching agreement on a long-term extension, a revolving line of credit sufficient to meet the Company's needs for cash will be available for a period of not less than twelve months beyond the current maturity date.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2002, the Company was compliant with all of the financial covenants.

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2002 was $77,000, compared to deferred revenue at May 31, 2002 of $89,000.

         6.   CHANGE IN ACCOUNTING PRINCIPLE

              In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the $276,000 negative goodwill remaining at the beginning of the fiscal year ended May 31, 2002. There was no tax effect as a result of the change.

         7.   EARNINGS PER SHARE

              Options on 129,000 shares of common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 2002 because their effects were antidilutive. Options on 142,000 shares of common stock were not included in computing diluted EPS for the three-month period ended August 31, 2001 because their effects were antidilutive.

         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed, are included in accounts receivable at August 31, 2002. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. The lawsuit remains in the discovery phase while it progresses to trial, which has been extended beyond the previous January 2003 trial date. While the court will not establish a new trial date until March or April 2003, the presiding judge has advised all parties that the trial should begin in either September or October 2003. No counterclaims have been asserted against the Company.

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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its aerospace products are primarily used in space satellites and satellite launch vehicles, space exploration missions, strategic missiles, advanced fighter aircraft and military systems.

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

         THREE MONTHS ENDED AUGUST 31, 2002 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2001

         Revenues recognized during the first quarter ended August 31, 2002 were $3,144,000, which is $339,000, or 10%, less than the revenues recognized during the same quarter last year. The reduction in revenues was a result of less aircraft electronic ejection control production during the first quarter of fiscal 2003 and increased work on qualification of new aircraft ejection seat components not previously manufactured.

         Cost of revenues for the quarter ended August 31, 2002 was $2,134,000 compared to $2,540,000 for the same quarter last year. The reduction in costs of revenues during the quarter is reflective of overall reductions in manufacturing costs compared to the first quarter last year.

         Gross margin for the quarter ended August 31, 2002 was $1,010,000, or 32% of revenues, compared to $943,000, or 27% of revenues, reported for the same quarter last year. The increase in the gross margin percentage is reflective of productivity improvements, production efficiencies and change in product mix.

         Selling, general and administrative expenses of $665,000 decreased from the $686,000 reported for the first quarter last year primarily as the result of decreased legal and administrative expenses.

         As a result of the factors noted above, operating income increased by 34% from $257,000 last year to $345,000 for the first quarter ended August 31, 2002.

         Interest expense decreased from $111,000 for the first quarter last year to $71,000 for the quarter ended August 31, 2002 as the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $1,746,000 from August 31, 2001 to August 31, 2002. The total balance outstanding on the Company's revolving line of credit decreased from $4,337,000 at August 31, 2001 to $3,368,000 at August 31, 2002, while the total unpaid principal on the Company's notes payable decreased from $1,142,000 to $365,000 during the same period.

         There is no income tax expense recorded for the first quarters ended August 31, 2002 and August 31, 2001. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         As a result of the factors noted above, "income before cumulative effect of accounting change" increased by $128,000, or 88%, from $146,000, or $0.02 per share, reported for the quarter ended August 31, 2001 compared to $285,000, or $0.04 per share, for the quarter ended August 31, 2002.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141 at the beginning of the first quarter ended August 31, 2001. The cumulative effect of this change in accounting principle was a write-off at the beginning of the first quarter last fiscal year of the unamortized deferred credit ("excess of net assets acquired over purchase price") of $276,000 that existed at June 1, 2001.

         As a result of including $276,000 for the "cumulative effect of accounting change" during the first quarter last fiscal year, net income for the first quarter ended August 31, 2002 decreased by $148,000 from $422,000, or $0.06 per share, reported for the first quarter last year compared to $285,000, or $0.04 per share, reported for the first quarter ended August 31, 2002.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $7,445,000 and $7,862,000 at August 31, 2002 and at May 31, 2002, respectively. The billed component of the total accounts receivable balance at August 31, 2002 was $3,362,000 compared to $3,560,000 at May 31, 2002. The $198,000 decrease in the accounts receivable balance during the quarter was due to the collection of a larger amount of accounts receivable that existed during the quarter than the total amount of accounts receivable billings that occurred during the same period.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. The unbilled component of the total accounts receivable balance at August 31, 2002 was $4,083,000 compared to $4,302,000 at May 31, 2002. The $219,000 decrease in the unbilled receivable balance is reflective of the Company having created a total amount of accounts receivable invoices, which occurred upon the completion of billing "milestone" events, that exceeded the total amount of revenue recognized for the quarter on a percentage of completion basis.

         Claims receivable balances decreased $65,000 from $364,000 at May 31, 2002 to $299,000 at August 31, 2002. The balances at both dates are for two claims on two related contracts terminated by a single customer for "convenience." The total claims receivable balance was decreased in order to adjust the balance to a total net amount that the Company believes will be realized, subject to the outcome of the Motion for Reconsideration and Amendment of Judgement. (See Note 3)

         Trade accounts payable decreased from $1,353,000 at May 31, 2002 to $834,000 at August 31, 2002. The $519,000 reduction in trade accounts payable during the quarter was due primarily to payments to a software supplier totaling $383,000, which was included in trade accounts payable at May 31, 2002.

         The Company's total bank debt decreased during the quarter by $137,000 from $3,870,000 at May 31, 2002 to $3,733,000 at August 31, 2002. The
         total number of outstanding notes payable decreased from three to two during the quarter as the Company made a final payment on a note payable, which contributed to the overall decrease in total outstanding principal on notes payable from $499,000 at May 31, 2002 to $365,000 at August 31, 2002. The outstanding balance on the Company's revolving line of credit decreased by $3,000 from $3,371,000 at May 31, 2002 to $3,368,000 at August 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $34,000 was provided by operating activities during the first quarter ended August 31, 2002 compared to net cash of $658,000 provided by operating activities during the first quarter last year. Payments of $383,000 to a software supplier contributed to the $519,000 decrease in accounts payable balances from May 31, 2002 to August 31, 2002. That decrease in accounts payable, together with a $158,000 decrease in other accrued liabilities contributed to cash provided by operating activities during the quarter ended August 31, 2002 being $624,000 less than cash provided by operating activities during the same quarter last year.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at August 31, 2002 was $3,368,000, compared to an outstanding balance of $3,371,000 at May 31, 2002. The maximum borrowing limit under the line of credit was $4,300,000 as of August 31, 2002. Therefore, the amount available for borrowing at August 31, 2002 was $932,000. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.75% at August 31, 2002) plus 2%.

         The revolving line of credit, which was scheduled to mature on October 15, 2002, has been extended to December 15, 2002. Based upon preliminary discussions between the Company and the bank on reaching agreement on a long-term extension, a revolving line of credit sufficient to meet the Company's needs for cash is expected to be available for a period of not less than twelve months beyond the current maturity date.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at August 31, 2002 and May 31, 2002 were $-0- and $113,000, respectively.

ITEM 3  -  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure, controls, and procedures with George W. Trahan, President and CEO, and Gregory J. Smith, Vice President of Finance and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure, controls, and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 15, 2002             By:   /s/ George W. Trahan
    -----------------------                 -----------------------------------
                                            George W. Trahan
                                            President, CEO and Co-chairman



Date:    October 15, 2002             By:   /s/ Gregory J. Smith
    -----------------------                 -----------------------------------
                                            Gregory J. Smith
                                            Vice President of Finance and CFO

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George W. Trahan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hi-Shear Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

                                           /s/ George W. Trahan
                                          ---------------------
                                              George W. Trahan
                              President, Chief Executive Officer and Co-chairman

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory J. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hi-Shear Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

                                          /s/ Gregory J. Smith
                                          ---------------------
                                            Gregory J. Smith
                           Vice President of Finance and Chief Financial Officer