Form 10QSB
period 2002-11-30
HI SHEAR TECHNOLOGY CORP
filed 2003-01-15
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2002
                               -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of November 30, 2002. Transitional Small Business
Disclosure Format (Check one):        [ ] Yes [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .................................................... 1
                  November 30, 2002 and May 31, 2002

         Statements of Operations .......................................... 2
                  Three-months and six-months ended November 30, 2002
                  and November 30, 2001

         Statements of Cash Flows........................................... 3
                  Six-months ended November 30, 2002
                  and November 30, 2001

         Notes to Financial Statements ..................................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............ 7
                CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES....................................... 11

     SIGNATURES ............................................................ 13

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                             NOVEMBER 30,      MAY 31,
                                                                 2002           2002
                                                             ------------    ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $    94,000     $   113,000
   Accounts receivable (Note 2)                                8,458,000       7,862,000
   Claims receivable (Note 3)                                    299,000         364,000
   Inventories                                                 2,367,000       2,647,000
   Deferred income taxes                                         700,000         700,000
   Prepaid expenses and other current assets                     142,000         177,000
                                                             ------------    ------------

         TOTAL CURRENT ASSETS                                 12,060,000      11,863,000

Land                                                             846,000         846,000
Equipment, net                                                 1,938,000       2,174,000
Deferred income taxes                                            901,000         901,000
Intangible assets, net                                            63,000          66,000
                                                             ------------    ------------

                                                             $15,808,000     $15,850,000
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                              $ 3,637,000     $ 3,371,000
   Current portion of long-term notes payable                    258,000         430,000
   Trade accounts payable                                        480,000       1,353,000
   Accrued payroll and related costs                             758,000         638,000
   Deferred revenue (Note 5)                                      74,000          89,000
   Other accrued liabilities                                     436,000         434,000
                                                             ------------    ------------

         TOTAL CURRENT LIABILITIES                             5,643,000       6,315,000

Long-term Notes Payable, less current portion                         --          69,000
                                                             ------------    ------------

         TOTAL LIABILITIES                                     5,643,000       6,384,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                     --              --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,670,000 shares issued and outstanding           7,000           7,000
   Additional paid-in capital                                  7,193,000       7,193,000
   Retained earnings                                           2,965,000       2,266,000
                                                             ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY                           10,165,000       9,466,000
                                                             ------------    ------------

                                                             $15,808,000     $15,850,000
                                                             ============    ============

See Notes to Financial Statements

                                           1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                       SIX-MONTH PERIOD            THREE-MONTH PERIOD
                                                      ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                                                  --------------------------    --------------------------
                                                      2002           2001           2002           2001

REVENUES                                          $7,289,000     $7,339,000     $4,145,000     $3,856,000

Cost of Revenues                                   5,082,000      5,268,000      2,948,000      2,728,000
                                                  -----------    -----------    -----------    -----------

GROSS MARGIN                                       2,207,000      2,071,000      1,197,000      1,128,000

Selling, General and Administrative Expenses       1,371,000      1,343,000        706,000        657,000
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME                                     836,000        728,000        491,000        471,000

Interest Expense                                     137,000        197,000         66,000         86,000
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE             699,000        531,000        425,000        385,000

Income Tax Expense                                         0              0              0              0
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                  699,000        531,000        425,000        385,000

Cumulative Effect of Accounting Change
  (Note 6)                                                 0        276,000              0              0
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $  699,000     $  807,000     $  425,000     $  385,000
                                                  ===========    ===========    ===========    ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:
   Income before Cumulative Effect of             $     0.10     $     0.08     $     0.06     $     0.06
      Accounting Change
   Cumulative Effect of Accounting Change         $     0.00     $     0.04     $     0.00     $     0.00
                                                  -----------    -----------    -----------    -----------

   NET INCOME                                     $     0.10     $     0.12     $     0.06     $     0.06
                                                  ===========    ===========    ===========    ===========

Weighted Number of Common Shares Outstanding:
   Basic                                           6,670,000      6,670,000      6,670,000      6,670,000
                                                  ===========    ===========    ===========    ===========
   Diluted                                         6,672,000      6,670,000      6,672,000      6,670,000
                                                  ===========    ===========    ===========    ===========

See Notes to Financial Statements

                                                     2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                       SIX-MONTH PERIOD
                                                                      ENDED NOVEMBER 30,
                                                                 -----------------------------
                                                                     2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $   699,000      $   807,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 286,000          262,000
       Provision for inventory reserves                               20,000           76,000
       Amortization of excess of net assets
          acquired over purchase price                                     0         (276,000)
   Changes in assets and liabilities:
     Accounts receivable                                            (596,000)        (554,000)
     Claims receivable                                                65,000          150,000
     Inventories                                                     260,000         (166,000)
     Prepaid expenses and other assets                                35,000          241,000
     Accounts payable                                               (873,000)         498,000
     Accrued payroll and related costs                               120,000           38,000
       Deposits held                                                       0         (247,000)
     Deferred revenue                                                (15,000)         549,000
     Other accrued liabilities                                         2,000         (126,000)
                                                                 ------------     ------------

         Net cash provided by operating activities                     3,000        1,252,000
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                             (47,000)         (26,000)
                                                                 ------------     ------------

         Net cash used in investing activities                       (47,000)         (26,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on bank line of credit                        266,000         (928,000)
   Principal payments on notes payable                              (241,000)        (359,000)
                                                                 ------------     ------------

         Net cash provided by (used in) financing activities          25,000       (1,287,000)
                                                                 ------------     ------------

         Net increase (decrease) in cash                             (19,000)         (61,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       113,000           61,000
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    94,000      $         0
                                                                 ============     ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                        $   135,000      $   211,000


   Cash paid for income taxes                                    $    22,000      $         0

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2002 were $4,088,000 and $4,370,000, respectively, compared to billed and unbilled receivables at May 31, 2002 of $3,560,000 and $4,302,000, respectively.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon a percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both November 30, 2002 and May 31, 2002 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit, to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account.
              (See Note 8)

         3.   CLAIMS RECEIVABLE

              As of November 30, 2002 and May 31, 2002 the claims receivable balances, which were for outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $299,000 and $364,000, respectively. The total claims receivable balance was decreased at November 30, 2002 to reflect a total net amount that the Company believes will be realized, subject to the outcome of the Motion for Reconsideration and Amendment of Judgement described below.

              The Company's claims against its customer (the U.S. Army) were initially submitted May 1997. Since Hi-Shear and its customer were unable to come to agreement on the claims, Hi-Shear elected to pursue its claims in the United States Court of Federal Claims. Trial of the case occurred in February 2000. In September 2002, the Company received notification of the presiding judge's decision. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for its negligence in determining estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997 to Hi-Shear. The Company believes the judge miscalculated the award for damages, and as a result has filed a Motion for Reconsideration and Amendment of Judgment in the United States Court of Federal Claims in order to obtain compensation reflective of Hi-Shear's damages. There has been no change in the status of the claims since the date of the Company filing of its Motion for Reconsideration and Amendment of Judgment.

              The Company's management believes it has strong arguments to support its Motion for Reconsideration and believes that no allowance for potential losses is required at this time. However, there can be no assurance that the Company will prevail on the Motion for Reconsideration, and it is at least reasonably possible that the Company may incur future losses up to as much as $280,000, depending upon the ultimate outcome of the case.

         4.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets. At November 30, 2002, the total outstanding balance under the revolving line of credit was $3,637,000. Since the maximum limit under the line of credit was $4,300,000, the amount available for borrowing at November 30, 2002 was $663,000. Outstanding amounts under the line of credit bore interest at the Wall Street Journal's prime rate (4.75% at November 30, 2002) plus 2%.

              On December 15, 2002, which was the date that it was scheduled to mature, a restructuring of the revolving line of credit took effect. The restructuring included converting $1,400,000 of the outstanding balance under the line of credit into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was extended twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced to $2,700,000. Effective January 31, 2003 the maximum borrowing limit will be further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.75% at November 20, 2002) plus 0.05%.

              The Company's management believes that the line of credit, together with the new term note, is sufficient to meet the Company's projected needs for cash throughout the extended period of time during which the revolving line of credit is available for its use.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2002, the Company was compliant with all of the financial covenants.

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at November 30, 2002 was $74,000, compared to deferred revenue at May 31, 2002 of $89,000.

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

         7.   EARNINGS PER SHARE

              The following data show the amounts used in computing earnings per share and the weighted average number of common shares assuming dilution:

                                              Six-Month Period Ended       Three-Month Period Ended
                                                    November 30,                  November 30,
                                            --------------------------    --------------------------
                                                2002           2001           2002           2001

Net Income                                  $  699,000     $  807,000     $  425,000     $  385,000
                                            ===========    ===========    ===========    ===========

Weighted Average Number of Common
   Shares Outstanding during the Period      6,670,000      6,670,000      6,670,000      6,670,000
                                            -----------    -----------    -----------    -----------

Effect of Dilutive Securities
   Options                                       2,000              0          2,000              0
                                            -----------    -----------    -----------    -----------

Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
    in Diluted EPS                           6,672,000      6,670,000      6,672,000      6,670,000
                                            ===========    ===========    ===========    ===========

              Options on 115,000 shares of common stock were not included in computing EPS assuming dilution for the six-month period and the three-month period ended November 30, 2002 because their effects were antidilutive. Options on 142,000 shares of common stock were not included in computing diluted EPS for the six-month period and the three-month period ended November 30, 2001 because their effects were antidilutive.

         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000 Hi-Shear sued USBI Company, a Delaware Corporation, and United Space Alliance, LLC, a Delaware limited liability company, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at November 30, 2002. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. United Space Alliance, LLC filed a counterclaim against the Company seeking damages in excess of $15,000, exclusive of costs, interest and attorney's fees, for alleged reprocurement costs (the amount of which management does not know) based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and unspecified damages, and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. The lawsuit remains in the discovery phase. The case is currently set for trial on the court's two-week jury trial docket that begins October 20, 2003.

              The Company believes that it has valid claims receivable against these defendants and that no allowance for possible losses is required at this time. Further, the Company believes the counter claim is without merit and its potential amount indeterminable. Accordingly, no accrual for potential losses has been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counter claim. An unfavorable outcome could have a material impact on the Company's financial position and results of operation.

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

         THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2001

         Revenues recognized during the second quarter ended November 30, 2002 were $4,145,000, which is $289,000 and 7% more than the revenues recognized during the same quarter last year. The increase in revenues is reflective of the increase in orders for defense-related contracts booked by the Company during the last year.

         Cost of revenues for the quarter ended November 30, 2002 was $2,948,000 compared to $2,728,000 for the same quarter last year. The $220,000 and 8% increase in cost of revenues compared to last year corresponds to the 7% increase in revenues for the same period. Included in cost of revenues for the quarter ended November 30, 2002 is $314,000 for the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items.

         Gross margin for the quarter ended November 30, 2002 was $1,197,000, or 29% of revenues, compared to $1,128,000, or 29% of revenues reported for the same quarter last year. While improved productivity and production efficiencies continue to be reflected in the overall improvement of gross margins of individual contracts, the adjustments to net cost valuations of inventory items, as noted above, reduced the total gross margin for the quarter.

         Selling, general and administrative expenses of $706,000 increased from the $657,000 reported for the second quarter last year.

         As a result of the factors noted above, operating income increased by $20,000, or 4%, from $471,000 last year to $491,000 for the second quarter ended November 30, 2002.

         Interest expense decreased from $86,000 for the second quarter last year to $66,000 for the second quarter ended November 30, 2002 as the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $1,159,000 from November 30, 2001 to November 30, 2002. The total balance outstanding on the Company's revolving line of credit decreased from $3,929,000 at November 30, 2001 to $3,637,000 at November 30, 2002, while the total unpaid principal on the Company's notes payable decreased from $963,000 to $258,000 during the same period.

         There is no income tax expense recorded for the second quarters ended November 30, 2002 and November 30, 2001. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax benefit from the decrease in valuation allowance on deferred tax assets.

         As a result of the factors noted above, net income increased by $40,000, or 10%, from $385,000, or $0.06 per share, reported for the quarter ended November 30, 2001 compared to $425,000, or $0.06 per share, for the quarter ended November 30, 2002.

         SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2001

         Revenues recognized during the six months ended November 30, 2002 were $7,289,000, which is $50,000, or 1%, less than the revenues recognized during the same period last year. Despite increased revenues derived from the increase in orders for defense-related contracts booked by the Company during the last year, an increase in work performed on low revenue generating jobs for qualification of new aircraft ejection seat components not previously manufactured resulted in revenues for the six months ended November 30, 2002 being approximately the same as for the six months ended November 30, 2001.

         Cost of revenues for the six months ended November 30, 2002 was $5,082,000 compared to $5,268,000 for the same period last year. The $186,000, or 4%, reduction in cost of revenues compared to last year is primarily a function of continued improvement in productivity and production efficiencies, which resulted in total cost savings that exceeded the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items totaling $361,000 during the six-month period ended November 30, 2002.

         Gross margin for the six months ended November 30, 2002 was $2,207,000, or 30% of revenues, as compared to $2,071,000, or 28% of revenues, reported for the same period last year.

         Selling, general and administrative expenses of $1,371,000 increased from the $1,343,000 reported for the six months ended November 30 last year.

         As a result of the factors noted above, operating income increased by $108,000, or 15%, from $728,000 last year to $836,000 for the six months ended November 30, 2002.

         Interest expense decreased from $197,000 for the six-month period ended November 30, 2001 to $137,000 for the six-month period ended November 30, 2002 as the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $997,000 from November 30, 2001 to November 30, 2002. The total balance outstanding on the Company's revolving line of credit decreased from $3,929,000 at November 30, 2001 to $3,637,000 at November 30, 2002, while the total unpaid principal on the Company's notes payable decreased from $963,000 to $258,000 during the same period.

         There is no income tax expense recorded for the six-month periods ended November 30, 2002 and November 30, 2001. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141 at the beginning of the six-month period ended November 30, 2001. The cumulative effect of this change in accounting principle was a write-off at the beginning of the six-month period ended November 30, 2001 of the unamortized deferred credit ("excess of net assets acquired over purchase price") of $276,000 that existed at June 1, 2001.

         As a result of including $276,000 for the "cumulative effect of accounting change" during the six-month period ended November 30, 2001, net income for the six-month period ended November 30, 2002 decreased by $108,000 from $807,000, or $0.12 per share, reported for the six-month period ended November 30 last year compared to $699,000, or $0.10 per share, reported for the six-month period ended November 30, 2002.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,458,000 and $7,862,000 at November 30, 2002 and at May 31, 2002, respectively. The billed component of the total accounts receivable balance at November 30, 2002 was $4,088,000 compared to $3,560,000 at May 31, 2002. The $528,000 increase in the accounts receivable balance during the six months ended November 30, 2002 was primarily the result of an increase in the total amount of past due accounts receivable invoices, of which most were collected within 20 days following November 30, 2002.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. The unbilled component of the total accounts receivable balance at November 30, 2002 was $4,370,000 compared to $4,302,000 at May 31, 2002.

         The accounts receivable balances at both November 30, 2002 and May 31, 2002 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. In November 2000 Hi-Shear sued United Space Alliance and its predecessor USBI Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida, to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling the $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus the unbilled amount of $384,000 in connection with two of the contracts related to work performed, are included in accounts receivable at November 30, 2002. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. United Space Alliance, LLC filed a counterclaim against the Company seeking damages in excess of $15,000, exclusive of costs, interest and attorney's fees, for alleged reprocurement costs (the amount of which management does not know) based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and unspecified damages, and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. The lawsuit remains in the discovery phase. The case is currently set for trial on the court's two-week jury trial docket that begins October 20, 2003.

         The Company believes that it has valid claims receivable against these defendants and that no allowance for possible losses are required at this time. Further, the Company believes the counter claim is without merit and its potential amount indeterminable. Accordingly, no accrual for potential losses has been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counter claim. An unfavorable outcome could have a material impact on the Company's financial position and results of operation.

         In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

         Claims receivable balances decreased $65,000 from $364,000 at May 31, 2002 to $299,000 at November 30, 2002. The balances at both dates are for two claims on two related contracts terminated by a single customer, the U.S. Army, for "convenience." The total claims receivable balance was decreased in order to adjust the balance to a total net amount that the Company believes will be realized, subject to the outcome of a Motion for Reconsideration and Amendment of Judgement described below.

         The Company's claims against its customer (the U.S. Army) were initially submitted May 1997. Since Hi-Shear and its customer were unable to come to agreement on the claims, Hi-Shear elected to pursue its claims in the United States Court of Federal Claims. Trial of the case occurred in February 2000. In September 2002, the Company received notification of the presiding judge's decision. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for its negligence in determining estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997 to Hi-Shear. The Company believes the judge miscalculated the award for damages, and as a result has filed a Motion for Reconsideration and Amendment of Judgment in the United States Court of Federal Claims in order to obtain compensation reflective of Hi-Shear's damages. There has been no change in the status of the claims since the date of the Company filing of its Motion for Reconsideration and Amendment of Judgment.

         The Company's management believes it has strong arguments to support its Motion for Reconsideration and believes that no allowance for potential losses is required at this time. However, there can be no assurance that the Company will prevail on the Motion for Reconsideration, and it is at least reasonably possible that the Company may incur future losses up to as much as $280,000, depending upon the ultimate outcome of the case.

         Total trade accounts payable decreased from $1,353,000 at May 31, 2002 to $480,000 at November 30, 2002. The $873,000 reduction in trade accounts payable during the six-month period was due primarily to payments to a software supplier totaling $433,000, which was included in trade accounts payable at May 31, 2002.

         The Company's total bank debt increased during the six-month period ended November 30, 2002 by $25,000 from $3,870,000 at May 31, 2002 to
         $3,895,000 at November 30, 2002. The total number of outstanding notes payable decreased from three to two during the six-month period as the Company made a final payment on a note payable, which contributed to the overall decrease in total outstanding principal on notes payable from $499,000 at May 31, 2002 to $258,000 at November 30, 2002. The
         outstanding balance on the Company's revolving line of credit increased by $266,000 from $3,371,000 at May 31, 2002 to $3,637,000 at November
         30, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $3,000 was provided by operating activities during the six-month period ended November 30, 2002 compared to net cash of $1,252,000 provided by operating activities during the first six months last year. Payments of $433,000 to a software supplier contributed to the $873,000 decrease in accounts payable balances from May 31, 2002 to November 30, 2002. That decrease in accounts payable, together with an increase in billed and uncollected accounts receivable of $528,000 from $3,560,000 at May 31, 2002 to $4,088,000 at November 30, 2002
         contributed to cash provided by operating activities during the six-month period ended November 30, 2002 being $1,255,000 less than cash provided by operating activities during the same period last year.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at November 30, 2002 was $3,637,000, compared to an outstanding balance of $3,371,000 at May 31, 2002. The maximum borrowing limit under the line of credit was $4,300,000 as of November 30, 2002. Therefore, the amount available for borrowing at November 30, 2002 was $663,000. Outstanding amounts under the line of credit bore interest at the Wall Street Journal's prime rate (4.75% at November 30, 2002) plus 2%.

         On December 15, 2002, which was the date that it was scheduled to mature, a restructuring of the revolving line of credit took effect. The restructuring included converting $1,400,000 of the outstanding balance under the line of credit into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was extended twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced to $2,700,000. Effective January 31, 2003 the maximum borrowing limit will be further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.75% at November 30, 2002) plus 0.05%.

         The Company's management believes that the line of credit, together with the new term note, is sufficient to meet the Company's projected needs for cash throughout the extended period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at November 30, 2002 and May 31, 2001 were $94,000 and $113,000, respectively.

ITEM 3 - CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure, controls, and procedures with George W. Trahan, President and CEO, and Gregory J. Smith, Vice President of Finance and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HI-SHEAR TECHNOLOGY CORPORATION



Date:  January 14, 2003                          By:  /s/ George W. Trahan
       ----------------                               ------------------------
                                                      George W. Trahan
                                                      President and CEO



Date:  January 14, 2003                          By:  /s/ Gregory J. Smith
       ----------------                               ------------------------
                                                      Gregory J. Smith
                                                      Vice President and CFO

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

Date:  January 14, 2003

                              /s/ George W. Trahan
               --------------------------------------------------
                                George W. Trahan
               President, Chief Executive Officer and Co-chairman

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

Date:  January 14, 2003

                              /s/ Gregory J. Smith
              -----------------------------------------------------
                                Gregory J. Smith
              Vice President of Finance and Chief Financial Officer