Form 10QSB
period 2003-02-28
HI SHEAR TECHNOLOGY CORP
filed 2003-04-10
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003
                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________

Commission file number  001-12810
                        ---------

                         HI-SHEAR TECHNOLOGY CORPORATION
================================================================================
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    22-2535743
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  24225 Garnier Street, Torrance, CA 90505-5355
           ----------------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number)  (310) 784-2100
                                                --------------

================================================================================

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of February 28, 2003.
Transitional Small Business Disclosure Format (Check one):       [  ] Yes [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

             Balance Sheets ...................................................1
                    February 28, 2003 and May 31, 2002

             Statements of Operations .........................................2
                    Three-months and nine-months ended February 28, 2003
                    and February 28, 2002

             Statements of Cash Flows .........................................3
                    Nine-months ended February 28, 2003
                    and February 28, 2002

             Notes to Financial Statements ....................................4

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............7
             CONDITION AND RESULTS OF OPERATIONS

       ITEM 3 - CONTROLS AND PROCEDURES.......................................10

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS.............................................11

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................11

SIGNATURES ...................................................................12


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                              FEBRUARY 28,        MAY 31
                                                                  2003             2002
                                                              ------------     ------------
                                                              (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                  $         0      $   113,000
   Accounts receivable (Note 2)                                 8,652,000        7,862,000
   Claims receivable, net (Note 3)                                 18,000          364,000
   Inventories                                                  1,889,000        2,647,000
   Deferred income taxes                                          700,000          700,000
   Prepaid expenses and other current assets                      231,000          177,000
                                                              ------------     ------------

                  TOTAL CURRENT ASSETS                         11,490,000       11,863,000

Land                                                              846,000          846,000
Equipment, net                                                  1,755,000        2,174,000
Deferred income taxes                                             901,000          901,000
Intangible assets, net                                             60,000           66,000
                                                              ------------     ------------

                                                              $15,052,000      $15,850,000
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                               $   468,000      $ 3,371,000
   Current portion of long-term notes payable                     500,000          430,000
   Trade accounts payable                                       1,228,000        1,353,000
   Accrued payroll and related costs                              711,000          638,000
   Deferred revenue (Note 5)                                       87,000           89,000
   Other accrued liabilities                                      446,000          434,000
                                                              ------------     ------------

                  TOTAL CURRENT LIABILITIES                     3,440,000        6,315,000


Long-Term Notes Payable, less current portion                   1,021,000           69,000
                                                              ------------     ------------

                  TOTAL LIABILITIES                             4,461,000        6,384,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                      --               --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,670,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                   7,193,000        7,193,000
   Retained earnings                                            3,391,000        2,266,000
                                                              ------------     ------------

                  TOTAL STOCKHOLDERS' EQUITY                   10,591,000        9,466,000
                                                              ------------     ------------

                                                              $15,052,000      $15,850,000
                                                              ============     ============

See notes to financial statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                      NINE-MONTH PERIOD ENDED          THREE-MONTH PERIOD ENDED
                                                            FEBRUARY 28                       FEBRUARY 28
                                                   -----------------------------     -----------------------------
                                                       2003             2002             2003             2002
                                                   ------------     ------------     ------------     ------------
REVENUES                                           $12,300,000      $11,193,000      $ 5,011,000      $ 3,854,000

Cost of Revenues                                     8,751,000        8,078,000        3,669,000        2,810,000
                                                   ------------     ------------     ------------     ------------

GROSS MARGIN                                         3,549,000        3,115,000        1,342,000        1,044,000

Selling, General and Administrative Expenses         2,247,000        2,029,000          876,000          686,000
                                                   ------------     ------------     ------------     ------------

OPERATING INCOME                                     1,302,000        1,086,000          466,000          358,000

Interest Expense                                       177,000          277,000           40,000           80,000
                                                   ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE             1,125,000          809,000          426,000          278,000

Income Tax Expense                                           0                0                0                0
                                                   ------------     ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                  1,125,000          809,000          426,000          278,000

Cumulative Effect of Accounting Change
  (Note 6)                                                   0          276,000                0                0
                                                   ------------     ------------     ------------     ------------

NET INCOME                                         $ 1,125,000      $ 1,085,000      $   426,000      $   278,000
                                                   ============     ============     ============     ============

Basic Earnings per Common Share and
   per Common Share Assuming Dilution:
   Income before Cumulative Effect of
      Accounting Change                            $      0.17      $      0.12      $      0.06      $      0.04
   Cumulative Effect of Accounting Change                   --             0.04               --               --
                                                   ------------     ------------     ------------     ------------

NET INCOME                                         $      0.17      $      0.16      $      0.06      $      0.04
                                                   ============     ============     ============     ============

Weighted Number of Common Shares Outstanding:
   Basic                                             6,670,000        6,670,000        6,670,000        6,670,000
                                                   ============     ============     ============     ============
   Diluted                                           6,674,000        6,670,000        6,675,000        6,670,000
                                                   ============     ============     ============     ============

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------

                                                                        NINE-MONTH PERIOD
                                                                        ENDED FEBRUARY 28,
                                                                  ------------------------------
                                                                      2003              2002
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $ 1,125,000       $ 1,085,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  482,000           390,000
       Provision for inventory reserves                                68,000           112,000
       Amortization of excess of net assets
         acquired over purchase price                                       0          (276,000)
   Changes in assets and liabilities:
     Accounts receivable                                             (790,000)         (787,000)
     Claims receivable                                                346,000           200,000
     Inventories                                                      690,000           199,000
     Prepaid expenses and other assets                                (54,000)          176,000
     Accounts payable                                                (125,000)          396,000
     Accrued payroll and related costs                                 73,000           (56,000)
     Deposits held                                                          0          (247,000)
     Deferred revenue                                                  (2,000)          120,000
     Other accrued liabilities                                         12,000                 0
                                                                  ------------      ------------

         Net cash provided by operating activities                  1,825,000         1,312,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                              (57,000)          (40,000)
                                                                  ------------      ------------

         Net cash used in investing activities                        (57,000)          (40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank line of credit                                 (2,903,000)         (795,000)
   Proceeds from note payable                                       1,400,000                 0
   Principal payments on notes payable                               (378,000)         (538,000)
                                                                  ------------      ------------

         Net cash provided by (used in) financing activities       (1,881,000)       (1,333,000)
                                                                  ------------      ------------

         Net increase (decrease) in cash                             (113,000)          (61,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                113,000            61,000
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                  $         0       $         0
                                                                  ============      ============

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                       $   193,000       $   291,000
     Cash paid for income taxes                                   $    38,000       $         0

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2003 were $4,260,000 and $4,392,000, respectively, compared to billed and unbilled receivables at May 31, 2002 of $3,560,000 and $4,302,000, respectively.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon a percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both February 28, 2003 and May 31, 2002 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)

         3.   CLAIMS RECEIVABLE

              As of February 28, 2003 and May 31, 2002 the net claims receivable balances, which relate to outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $18,000 and $364,000, respectively. While the total of the submitted claims at February 28, 2003 remains $364,000, the net claim balance of $18,000 is the result of the establishment of a "reserve" of $346,000 in the event the Company does not collect the full amount of its claims.

              Since Hi-Shear and its customer (the U.S. Army) were unable to come to agreement on the contracts' termination amounts, Hi-Shear elected to pursue the matter in the United States Court of Federal Claims. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for the U.S. Army's negligence in determining its estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997, to Hi-Shear. The Company believes the judge miscalculated the amount of the award for damages, and as a result will appeal the matter to the Federal Circuit Court of Appeals. Since there can be no assurance that the Company will prevail on its appeal to the Federal Circuit Court of Appeals, the net receivable balance reflected on the Company's balance sheet was reduced to the amount of the judgment by increasing the reserve by $281,000 during the quarter ended February 28, 2003.

         4.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

              On December 15, 2002, the revolving line of credit was renewed and restructured. $1,400,000 of the outstanding balance under the line of credit was converted into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was renewed twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced to $2,700,000. Effective January 31, 2003 the maximum borrowing limit was further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.25% at February 28, 2003) plus 0.05%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 28, 2003, the Company was compliant with all of the financial covenants.

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at February 28, 2003 was $87,000, compared to deferred revenue at May 31, 2002 of $89,000.


         6.   CHANGE IN ACCOUNTING PRINCIPLE

              In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to the unamortized deferred credit ("negative goodwill") acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 141 effective fiscal year 2003; however, early adoption was allowed in fiscal year 2002. The Company elected to adopt SFAS No. 142 and the transition provisions of SFAS No. 141 in fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off of the $276,000 negative goodwill remaining at the beginning of the fiscal year ended May 31, 2002. There was no tax effect as a result of the change.

         7.   EARNINGS PER SHARE

              The following data show the amounts used in computing earnings per share and the weighted average number of common shares assuming dilution:

                                                Nine-Month Period Ended       Three-Month Period Ended
                                                     February 28,                   February 28,
                                             ---------------------------     ---------------------------
                                                 2003            2002            2003            2002
                                             -----------     -----------     -----------     -----------
Net Income                                   $1,125,000      $1,085,000      $  426,000      $  278,000
                                             ===========     ===========     ===========     ===========

Weighted Average Number of Common
   Shares Outstanding during the Period       6,670,000       6,670,000       6,670,000       6,670,000
                                             -----------     -----------     -----------     -----------

Effect of Dilutive Securities
   Options                                        4,000               0           5,000               0
                                             -----------     -----------     -----------     -----------

Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
    in Diluted EPS                            6,674,000       6,670,000       6,675,000       6,670,000
                                             ===========     ===========     ===========     ===========


              Options on 85,000 shares of common stock were not included in computing EPS assuming dilution for the nine-month period and the three-month period ended February 28, 2003 because their effects were antidilutive. Options on 142,000 shares of common stock were not included in computing diluted EPS for the nine-month period and the three-month period ended February 28, 2002 because their effects were antidilutive.

         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000 Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company, and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at February 28, 2003. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. United Space Alliance, LLC filed a counterclaim against the Company seeking damages in excess of $15,000, exclusive of costs, interest and attorney's fees, for alleged reprocurement costs (the amount of which management does not know) based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and unspecified damages, and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. The lawsuit remains in the discovery phase. The case is currently set for trial on the court's two-week jury trial docket that begins October 20, 2003.

              The Company believes that it has valid claims receivable against these defendants. Further, the Company believes that the counter claim is without merit and its potential amount indeterminable. Accordingly, no accruals for either potential uncollected receivables or potential amounts payable have been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counter claim. An unfavorable outcome could have a material impact on the Company's financial position and results of operations.

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

         THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2002

         Revenues recognized during the third quarter ended February 28, 2003 were $5,011,000, which is $1,157,000 and 30% more than the revenues recognized during the same quarter last year. The increase in revenues is reflective of the increase in orders booked during the last year for the Company's core defense-related products.

         Cost of revenues for the quarter ended February 28, 2003 was $3,669,000 compared to $2,810,000 for the same quarter last year. The $859,000 increase in cost of revenues compared to last year corresponds to the increase in revenues for the same period. Included in cost of revenues for the quarter ended February 28, 2003 is $327,000 for the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items.

         Gross margin for the quarter ended February 28, 2003 was $1,342,000, or 27% of revenues, compared to $1,044,000, or 27% of revenues reported for the same quarter last year. Improved productivity and production efficiencies continue to be reflected in the overall improvement of operating gross margins of individual contracts. The adjustments to net cost valuations of inventory items, as noted above, reduced the reported gross margin for the quarter.

         Selling, general and administrative expenses related to operations for the quarter ended February 28, 2003 decreased compared to last year. However, a $281,000 increase to reserves associated with two related outstanding claims receivable resulted in reported selling, general and administrative expenses of $876,000 compared to $686,000 reported for the third quarter last year.

         The combination of the factors noted above resulted in operating income increasing by $108,000, or 30%, from $358,000 last year to $466,000 for the third quarter ended February 28, 2003.

         Interest expense decreased from $80,000 for the third quarter last year to $40,000 for the third quarter ended February 28, 2003 as the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $2,857,000 from February 28, 2002 to February 28, 2003. The total of the balances outstanding on the Company's revolving line of credit and term notes payable was $1,989,000 at February 28, 2003, compared to $4,846,000 at February 28,
         2002.

         There is no income tax expense recorded for the third quarters ended February 28, 2003 and February 28, 2002. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax benefit from the decrease in valuation allowance on deferred tax assets.

         As a result of the factors noted above, net income increased by $148,000, or 53%, from $278,000, or $0.04 per share, reported for the quarter ended February 28, 2002 compared to $426,000, or $0.06 per share, for the quarter ended February 28, 2003.

         NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2002

         Revenues recognized during the nine months ended February 28, 2003 were $12,300,000, which is $1,107,000, or 10%, more than the revenues recognized during the same period last year. The increase in revenues was driven by the increase in orders booked during the last year for the Company's core defense-related products.

         Cost of revenues for the nine months ended February 28, 2003 was $8,751,000 compared to $8,078,000 for the same period last year. The $673,000 increase in cost of revenues compared to last year corresponds to the increase in revenues for the same period. Included in cost of revenues for the nine months ended February 28, 2003 is $688,000 for the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items.

         Gross margin for the nine months ended February 28, 2003 was $3,549,000, or 29% of revenues, as compared to $3,115,000, or 28% of revenues, reported for the same period last year.

         Selling, general and administrative expenses related to operations for the nine months ended February 28, 2003 decreased compared to last year. However, establishment of a $346,000 reserve associated with two related outstanding claims receivable resulted in reported selling, general and administrative expenses of $2,247,000 for the nine months ended February 28, 2003 compared to $2,029,000 for the same period last year.

         As a result of the factors noted above, operating income increased by $216,000, or 20%, from $1,086,000 last year to $1,302,000 for the nine months ended February 28, 2003.

         Interest expense decreased from $277,000 for the nine-month period ended February 28, 2002 to $177,000 for the nine-month period ended February 28, 2003 as the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $2,857,000 from February 28, 2002 to February 28, 2003. The total of the balances outstanding on the Company's revolving line of credit and term notes payable was $1,989,000 at February 28, 2003, compared to $4,846,000 at February 28, 2002.

         There is no income tax expense recorded for the nine-month periods ended February 28, 2003 and February 28, 2002. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141 at the beginning of the nine-month period ended February 28, 2002. The cumulative effect of this change in accounting principle was a write-off at the beginning of the nine-month period ended February 28, 2002 of the unamortized deferred credit ("excess of net assets acquired over purchase price") of $276,000 that existed at June 1, 2001.

         Net income for the nine-month period ended February 28, 2003 increased by $40,000 from $1,085,000, or $0.16 per share, reported for the nine-month period ended February 28 last year compared to $1,125,000, or $0.17 per share, reported for the nine-month period ended February 28, 2003. This increase was accomplished despite including $276,000 for the "cumulative effect of accounting change" in reported net income for the nine-month period ended February 28, 2002.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,652,000 and $7,862,000 at February 28, 2003 and at May 31, 2002, respectively. The billed component of the total accounts receivable balance at February 28, 2003 was $4,260,000 compared to $3,560,000 at May 31, 2002. The $700,000 increase in the billed accounts receivable balance at February 28, 2003, compared to the billed accounts receivable balance at May 31, 2002, was primarily the result of a larger amount of accounts receivable invoices submitted to customers during the thirty days preceding February 28, 2003 than during the thirty days preceding May 31, 2002. Since the Company's accounts receivable invoices are not due until thirty days after the invoice date, most, if not all, of the invoices billed during the thirty-day periods preceding both February 28, 2003 and May 31, 2002 were not paid as of those dates.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. The unbilled component of the total accounts receivable balance at February 28, 2003 was $4,392,000 compared to $4,302,000 at May 31, 2002.

         The accounts receivable balances at both February 28, 2003 and May 31, 2002 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. (See Note 8)

         Total trade accounts payable decreased by $125,000 from $1,353,000 at May 31, 2002 to $1,228,000 at February 28, 2003. The trade accounts payable balance at February 28, 2003 included $554,000 for checks issued and outstanding at February 28, 2003, but not paid by the Company's bank until early the subsequent month.

         The Company's total bank debt decreased during the nine-month period ended February 28, 2003 by $1,881,000 from $3,870,000 at May 31, 2002 to $1,989,000 at February 28, 2003. The large reduction in total bank debt was a consequence of total cash collected for accounts receivable invoices exceeding total cash payments required for the Company's financial obligations during the nine-month period ended February 28, 2003. The outstanding balance on the Company's revolving line of credit decreased by $2,903,000 from $3,371,000 at May 31, 2002 to $468,000 at
         February 28, 2003. The total balance due on bank term notes payable increased by $1,022,000 from $499,000 at May 31, 2002 to $1,521,000 at
         February 28, 2003. An increase in the total balance of term notes payable, and a corresponding decrease in the revolving line of credit, occurred when $1,400,000 of the outstanding revolving line of credit balance was converted into a four-year term loan on December 15, 2002 (see "Liquidity and Capital Resources" section below).

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $1,825,000 was provided by operating activities during the nine-month period ended February 28, 2003, compared to net cash of $1,312,000 provided by operating activities during the first nine months last year. The $513,000 increase in operating cash flows was primarily the result of collecting $725,000 more from accounts receivable invoices during the nine-month period ended February 28, 2003 than during the same nine-month period last year. That increase in collections was linked to a significant increase in total amounts billed customers during the nine-month period ended February 28, 2003 compared to the nine-month period ended February 28, 2002.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at February 28, 2003 was $468,000, compared to an outstanding balance of $3,371,000 at May 31, 2002. The maximum borrowing limit under the line of credit was $2,500,000 as of February 28, 2003. Therefore, the amount available for borrowing at February 28, 2003 was $2,032,000. Outstanding amounts under the line of credit bore interest at the Wall Street Journal's prime rate (4.25% at February 28, 2003) plus 0.05%.

         On December 15, 2002, the revolving line of credit was renewed and restructured. $1,400,000 of the outstanding balance under the line of credit was converted into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was renewed twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced to $2,700,000. Effective January 31, 2003 the maximum borrowing limit was further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.25% at February 28, 2003) plus 0.05%.

         The Company's management believes that the line of credit, together with the new term note, is sufficient to meet the Company's projected needs for cash throughout the extended period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at February 28, 2003 and May 31, 2002 were $0.00 and $113,000, respectively.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

         Claims receivable balances, net of reserves, decreased $346,000 from $364,000 at May 31, 2002 to $18,000 at February 28, 2003. The net
         claims receivable balances at both dates are for two claims on two related contracts terminated by a single customer, the U.S. Army, for "convenience." While the total of the submitted claims at February 28, 2003 remains $364,000, the net claim balance at February 28, 2003 of $18,000 is the result of the establishment of a "reserve" of $346,000 in the event the Company does not collect the full amount of its claims.

         As previously announced, since Hi-Shear and its customer (the U.S.
         Army) were unable to agree on the contracts' termination amounts, Hi-Shear elected to pursue its claims in the United States Court of Federal Claims. The Court held in favor of Hi-Shear and found that the U.S. Army negligently estimated requirements for materials covered by the contracts. The judge awarded to Hi-Shear damages of $17,794, plus interest from May 1997. The Company believes the judge miscalculated the amount of the award for damages, and as a result will appeal the matter to the Federal Circuit Court of Appeals. The net claim balance reflected on the Company's balance sheet was reduced to the amount of the judgment by the establishment of a reserve.

         See Note 8, Notes to Financial Statements, for a discussion regarding litigation with United Space Alliance, LLC and its predecessor USBI Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  99.1     Certification of the CEO pursuant to 18 U.S.C Section
                           1350.

                  99.2     Certification of the CFO pursuant to 18 U.S.C Section
                           1350.

         (b)      Reports on Form 8-K.

                  On January 9, 2003 the Company filed a Form 8-K to report, pursuant to Item 4, a change in the Company's certifying accountants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 10, 2003                       By:        /s/ George W. Trahan
    --------------------------------                   -------------------------
                                                       George W. Trahan
                                                       President and CEO



Date:    April 10, 2003                       By:        /s/ Gregory J. Smith
    --------------------------------                   -------------------------
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

Date:  April 10, 2003

                              /s/ George W. Trahan
                          ----------------------------
                                George W. Trahan
               President, Chief Executive Officer and Co-chairman

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

Date:  April 10, 2003

                              /s/ Gregory J. Smith
                            -------------------------
                                Gregory J. Smith
              Vice President of Finance and Chief Financial Officer