Form 10KSB
period 2003-05-31
HI SHEAR TECHNOLOGY CORP
filed 2003-09-19
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED MAY 31, 2003       COMMISSION FILE NUMBER: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO ( X )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $ 16,336,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $4,983,371 as of August 14, 2003, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,670,000 shares of the Registrants Common Stock issued and outstanding as of August 14, 2003.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2003.

Transitional Small Business Disclosure Format         YES (  )         NO ( X )

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.

         ITEM 1   BUSINESS...................................................  1

         ITEM 2   PROPERTIES.................................................  4

         ITEM 3   LEGAL PROCEEDINGS..........................................  4

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  5


PART II.

         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...  6

         ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................  6

         ITEM 7   FINANCIAL STATEMENTS....................................... 11

         ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE................................... 11

         ITEM 8A  CONTROLS AND PROCEDURES.................................... 11


PART III.

         ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES............ 12

         ITEM 10  EXECUTIVE COMPENSATION..................................... 12

         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................. 12

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 12

         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K........................... 12

         ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 12

SIGNATURES        ........................................................... 13

EXHIBIT INDEX     ........................................................... 14

INDEX TO FINANCIAL STATEMENTS................................................ 15

                                     PART I


ITEM 1.  BUSINESS
                                GENERAL OVERVIEW

         Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its aerospace products are primarily used in space satellites and satellite launch vehicles, exploration missions, strategic missiles, tactical weapons, advanced fighter aircraft and military systems. Customers such as the military, satellite manufacturers, launch vehicle assemblers, U.S. Government departments and agencies (including NASA), foreign space agencies, and others in the aerospace business widely use the Company's aerospace products.

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products were originally introduced for the United States space program, and consist primarily of pyrotechnic power cartridges and various types of aerospace separation devices designed to meet the demand for reliable high performance devices with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. Hi-Shear cartridges, cutters, pin pullers, separation nuts and separation bolts are used widely in the functioning of satellites and the vehicles which launch them into space. In addition, we design and manufacture electronic systems that sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices and pyrotechnic products are used in missiles, launch vehicles, fighter aircraft ejection seats and other applications. We adapt our technology to produce products for other applications where pyrotechnic power is desirable. Hi-Shear's products can be grouped into three product categories as follows:

         PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to open satellite doors, deploy solar panels, booms, communications antennae, missile fins, and in driving stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout the Space Shuttle.

         CARTRIDGE ACTUATED DEVICES. The Company's cartridge actuated devices are gas-activated products utilized for satellites, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks, solar arrays, antenna booms and other devices. We maintain an active program for new designs, including low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

         In addition we supply sophisticated highly reliable mechanical sub-components used for space vehicles and weapons systems according to customer supplied detailed designs and testing requirements.

         Hi-Shear also manufactures and markets pyrotechnic cutters that are fast, safe, and reliable tools designed for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LIFESHEAR cutter's light weight, mobility and ease of use enable it to quickly cut through a variety of tough materials, auto parts and reinforcing bar in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The tools are manufactured and marketed outside the United States and Canada under license by Akers Krutbruk Protection AB, Akers Styckebruk, Sweden.

         ELECTRONIC PRODUCTS. Hi-Shear is a key supplier both in the U.S. and overseas of ejection seat control units for the U.S. Air Force ACES II crew ejection seat installed in many fighter aircraft, including the A-10, B-2, F-15 and F-16. The Analog Recovery Sequencer electronically fires various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years after which they must be replaced or refurbished.

         Hi-Shear also supplies electronic safe arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is fully developed and has entered the low rate initial production (LRIP) and full-scale production phases. We employ a proprietary initiator that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years making it among the longest in the industry.


                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers tend to be large aerospace prime or subcontractors. Lockheed Martin and the Boeing Company together accounted for 33% and 17% respectively of the Company's revenues in fiscal year 2003. The Company's Government customers include the U.S. Air Force, U.S. Navy, U.S. Army, NASA and other agencies of the government. Sales to the United States Government as direct sales represented 24% of revenue in fiscal year 2003. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In fiscal year 2003, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2003, we continued our programs to reduce many of its manufacturing lead-times to help its customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

         Total requirements included in contracts undertaken by us may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some of the Company's contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects that are included in the Company's backlog. Although backlog represents business that is considered to be firm, there can be no assurance that cancellation, changes in quantities, funding changes, or scope adjustments will not occur. As of May 31, 2003, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $9.6 million and $14.3 million, respectively.

                                   COMPETITION

         Hi-Shear's aerospace products are thoroughly tested individually, as well as tested in conjunction with the end product into which they are incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of our products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors. Hi-Shear currently qualifies as a small business entity for the purposes of obtaining small business set aside contracts and dealing with U.S. Government contracts or programs.

                          MANUFACTURING AND PRODUCTION

         Production consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the power cartridge. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2003, Hi-Shear had approximately 80 full time employees, the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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

ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 75,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a lease for five (5) years which terminates in August 2004. The Company also own and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending site. We believe that our current leased facilities in Torrance and property in Santa Clarita are adequately covered by insurance and will adequately support its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

         In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Space Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at May 31, 2003. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

         A counterclaim was filed by the defendants against the Company. On September 11, 2003 Space Alliance submitted to the court its claim for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. As part of its defense in the litigation, Space Alliance claims that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Space Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle in order that Space Alliance receive a performance incentive award payment from NASA of up to $6 million. Hi-Shear believes that Space Alliance in early 2000, to avoid responsibilities for its contractual obligations, instigated an investigation by NASA which resulted in a criminal investigation of the Company and a key employee by the United States Attorney for the Middle District of Florida related to the claim above. The Company has assembled considerable evidence that belies any unlawful acts and a summary of that evidence has been presented to the United States Attorney. In August 2003, the Company was advised that the United States Attorney has not decided whether to prosecute this matter. The Company does not believe that it has engaged in any unlawful acts regarding this matter and Hi-Shear continues to be awarded key contracts directly by NASA. Although it is not possible to determine the results of the investigation, the Company strongly believes it is not likely that the ultimate outcome will be adverse to the Company and accordingly has made no accruals for any associated losses.

         The lawsuit against United Space Alliance, LLC and USBI Company remains in the discovery phase. The Company believes that is has valid claims receivable against these defendants. Further, the Company believes that the counterclaim is without merit. Accordingly, no accruals for either potential amounts payable or reserves on uncollected receivables have been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counterclaim. An unfavorable outcome could have a material adverse impact on the Company's financial position and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
       Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                           High             Low
                                                           ----             ---
         Fiscal Year 2003 ending May 31, 2003

                           4th Quarter               $     2.26          $  1.80
                           3rd Quarter                     2.84             1.99
                           2nd Quarter                     3.10             1.98
                           1st Quarter                     2.60             1.55

         Fiscal Year 2002 ending May 31, 2002

                           4th Quarter               $     4.22          $  2.60
                           3rd Quarter                     3.00             1.70
                           2nd Quarter                     4.55             1.81
                           1st Quarter                     2.10             1.30


         Hi-Shear has never paid cash dividends, and the payment of any cash dividends in the future are subject to the terms of its credit facility (see
Note 10, Financial Statements). Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         The number of holders of record of Hi-Shear's Common Stock was approximately 70 and the number of beneficial shareholders was approximately 1,456 as of July 29, 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

         The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These include the acceptance of its new aerospace and non-aerospace products, the acceptance and pricing of its non-aerospace products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget and the economy in general.

                          CRITICAL ACCOUNTING POLICIES

         Hi-Shear's revenues are derived principally from long-term fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs at completion of the contracts ("cost-to-cost" type of percentage-of-completion method of accounting). Revenue recognition for contracts that require relatively less time to complete than those contracts accounted for on a percentage-of-completion basis are recognized as deliveries are made.

         Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2003 would change both the amount of revenue and earnings recognized by approximately $40,000.

         We evaluate and update estimated costs to complete open contracts on a regular basis. Those evaluations and updates include the participation of management and other key employees from all operational areas. Changed estimates to complete the contracts are then incorporated in the calculations of revenues and profits.

         Included in the inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of its past contracts relate to on-going programs, for which it will be awarded similar contracts. The method utilized in its assessment is to select a sample of the total inventory that it considers to be representative of the total inventory. Each sample item is separately evaluated, and reserve amounts are calculated, based upon its assessment of likelihood that the item will be used for a future contract. After similarly assessing and calculating individual reserve amounts, where it deems appropriate, the resulting total reserve percentage of the sample is applied to the total inventory. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2003 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2002

         Revenues recognized during fiscal year 2003 were $16,336,000, which is $964,000 and 6% more than the total revenues of $15,372,000 recognized during fiscal year 2002. The increased revenues in fiscal 2003 reflect more manufacturing activity in Hi-Shear's electronic ejection seat control product line for military aircraft, and its production of "safe and arm" devices for the Patriot Advanced Capability ("PAC-3") missile program. Revenues recognized on PAC-3 contracts increased from $2,922,000 during fiscal year 2002 to $4,383,000 during fiscal year 2003. Similarly, revenues recognized on electronic ejection seat control products increased from $2,184,000 during fiscal year 2002 to $3,082,000 during fiscal year 2003. Together, both of those military product lines represented $7,465,000, and 46% of total revenues, for fiscal year 2003, compared to $5,106,000, and 33% of total revenues, for fiscal year 2002. Those increases in revenues for those products are reflective of overall increases in government spending for military programs, and of the resulting increase in military-related contracts to the Company. Based upon the Company's backlog and projected new contracts, it expects this trend to continue at least through the upcoming fiscal year. While new contracts for military-related products have increased significantly during the last few years, new contracts for satellite and launch related products have reflected the worldwide reduction in space-related activity. More recently, the suspension of NASA space shuttle flights, which occurred as a result of the loss of the Columbia space shuttle, is not expected to have a significant impact on the Company, since revenues derived from the space shuttle program during the last two fiscal years have accounted for less than approximately 3% of the Company's total revenues during each fiscal year.

         Cost of revenues for the year was $11,683,000 compared to $11,338,000 for last year. The 3% increase in cost of revenues corresponds to the increase in revenues. However, the smaller percentage increase of cost of revenues than the percentage increase of revenues is a consequence of the Company's continual improvement in productivity, production efficiencies, and pricing for new orders. Cost of revenues for fiscal years 2003 and 2002 include $1,352,000 and $392,000, respectively, for the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items. Those adjustments result from the Company's current estimates regarding the extent to which its inventory items will be used to generate future revenues.

         Gross margin for fiscal year 2003 was $4,653,000, or 28% of revenues, compared to $4,034,000, or 26% of revenues, reported for the fiscal year 2002. The year-to-year increase is $619,000, or 15%. The increase in the total gross margin amount, and the improvement in gross margin as a percentage of revenues, was a result of the factors identified above.

         Selling, general and administrative expenses increased by $57,000 and 2%, from $2,830,000 during fiscal year 2002 to $2,887,000 during fiscal year 2003. Establishment of a $346,000 reserve associated with two related outstanding claims receivable offset the net combined reductions in the other selling, general and administrative expense categories during fiscal year 2003.

         The Company realized operating income of $1,766,000 for fiscal year 2003 compared to operating income of $1,204,000 for fiscal year 2002. The $562,000 and 47% improvement in operating performance is the result of all the factors identified above.

         Interest expense decreased from $359,000 for fiscal year 2002 to $199,000 for fiscal year 2003. The decrease of $160,000, or 45%, was primarily the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $2,518,000 from May 31, 2002 to May 31, 2003. The total of the balances outstanding on the Company's revolving line of credit and term notes payable was $1,352,000 at May 31, 2003, compared to $3,870,000 at May 31, 2002. Also contributing to the decrease in interest expense during fiscal year 2003 was a reduction in the interest rate for outstanding balances under the revolving line of credit by 1.5 percentage points, which became effective on December 15, 2002 when the Company's revolving line of credit was renewed and restructured by its bank.

         There is no income tax expense recorded for either fiscal year 2003 or fiscal year 2002. For both fiscal years the income tax expense that ordinarily would be associated with the Company's amount of taxable income was offset by the tax "benefit" from the recognition of net deferred tax assets.

         The Company elected to early adopt SFAS No. 142 and the transition provisions of SFAS No. 141 at the beginning of fiscal year 2002. The cumulative effect of this change in accounting principle was a write-off at the beginning of fiscal year 2002 of the unamortized deferred credit ("excess of net assets acquired over purchase price") of $276,000 that existed at the beginning of fiscal year 2002. Accordingly, net income for fiscal year 2002 was increased by the amount of the write-off.

         Income before the cumulative effect of the accounting change noted above increased by $722,000 and 85% from $845,000 for fiscal year 2002 to $1,567,000 for fiscal year 2003.

         Net income for fiscal year 2003 increased by $446,000 and 40% from $1,121,000, or $0.17 per share, to $1,567,000, or $0.23 per share.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $8,247,000 and $7,862,000 at the end of fiscal year 2003 and fiscal year 2002, respectively. The billed component of the total accounts receivable balance at May 31, 2003 was $3,467,000 compared to $3,560,000 at the end of the previous fiscal year.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2003 were $4,779,000 compared to $4,302,000 at the end of fiscal year 2002. The $477,000 increase in the unbilled receivable balance is reflective of the Company having "earned" more contract revenues prior to billable "milestones" at the end of fiscal year 2003 than at the end of fiscal year 2002.

         The accounts receivable balances at both May 31, 2003 and May 31, 2002 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 12)

         The claims receivable balance decreased $346,000 from $364,000 for two claims on two related contracts at May 31, 2002 to $18,000 for the same claims at May 31, 2003. While the total of the submitted claims at May 31, 2003 remains $364,000, the net claim balance of $18,000 is the result of the establishment of a reserve of $346,000 in the event the Company does not collect the full amount of its claims. The Company was awarded damages of $17,794, plus interest from May 1997, during fiscal 2003 for those claims. However, it appealed the amount of the award for damages by the United States Court of Federal Claims to the Federal Circuit Court of Appeals. That appeal is currently in process. (See Note
5)

         The $1,056,000 decrease in total inventories from $2,647,000 at the end of fiscal year 2002 to $1,591,000 at the end of fiscal year 2003 was primarily a result of the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which totaled $1,352,000. Those adjustments result from the Company's current estimates regarding the extent to which its inventory items will be used to generate future revenues.

         Trade accounts payable decreased from $1,353,000 at the end of fiscal year 2002 to $791,000 at the end of fiscal year 2003. The $562,000 decrease in trade accounts payable was due primarily to payments to a software supplier totaling $450,000, which was included in trade accounts payable at May 31, 2002 for the Company's settlement of a software dispute that had been the subject of an earlier arbitration proceeding.

         The Company's total bank debt decreased during the fiscal year 2003 by $2,518,000 from $3,870,000 at May 31, 2002 to $1,352,000 at May 31, 2003. The
large reduction in total bank debt was a consequence of total cash collected for accounts receivable invoices exceeding total cash payments required for the Company's financial obligations during fiscal year 2003. The outstanding balance on the Company's revolving line of credit decreased from $3,371,000 at May 31, 2002 to $-0- at May 31, 2003. The total balance due on bank term notes payable increased by $853,000 from $499,000 at May 31, 2002 to $1,352,000 at May 31,
2003. An increase in the total balance of term notes payable, and a corresponding decrease in the revolving line of credit, occurred when $1,400,000 of the outstanding revolving line of credit balance was converted into a four-year term loan on December 15, 2002 (see "Liquidity and Capital Resources" section below)

         As of May 31, 2003, the Company had federal net operating loss carryovers of approximately $5,298,000, which expire as follows: $120,000 in 2009; $2,340,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in
2016. The Company also has state net operating loss carryovers of approximately $1,409,000, which expire as follows: $1,078,000in 2005 and $331,000 in 2006. In addition, as of May 31, 2003, the Company had federal and state income tax credit carryovers of $229,000 and $237,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $2,560,000 was provided by operating activities during fiscal year 2003, compared to net cash of $2,226,000 that was provided by operating activities during fiscal year 2002. The $334,000 increase in operating cash flows was primarily the result of collecting $616,000 more from accounts receivable invoices than during fiscal year 2002. That increase in collections was linked to a significant increase in total amounts billed customers during fiscal year 2003 compared to fiscal year 2002.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at May 31, 2003 was $-0-, compared to an outstanding balance of $3,371,000 at May 31, 2002. Therefore, the entire maximum borrowing amount of $2,500,000 was available for borrowing at May 31, 2003. Outstanding amounts under the line of credit bore interest at the Wall Street Journal's prime rate (4.25% at May 31, 2003) plus 0.05%.

         On December 15, 2002, the revolving line of credit was renewed and restructured. $1,400,000 of the outstanding balance under the line of credit was converted into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was renewed twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced to $2,700,000. Effective January 31, 2003 the maximum borrowing limit was further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.25% at May 31, 2003) plus 0.05%.

         The Company's management believes that the line of credit, together with the new term note, is sufficient to meet the Company's projected needs for cash throughout the extended period of time during which the revolving line of credit is available for its use. Furthermore, Hi-Shear's management is confident that the availability of sufficient cash under a revolving line of credit will continue well beyond the maturity date of the current line of credit.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet at May 31, 2003 was $57,000.

ITEM 7.  FINANCIAL STATEMENTS

         The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A copy of the Company's Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2003, relating to the change in the Company's independent accountant is attached hereto and incorporated herein by reference.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure, controls, and procedures with George W. Trahan, President, Chief Executive Officer and Co-chairman, and Gregory J. Smith, Vice President of Finance and Chief Financial Officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2003 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2003 and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2003 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement under the heading "Executive Compensation", to be filed with the Securities and Exchange Commission within 120 days after May 31, 2003 and is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See "Exhibit Index", page 14.

         (b) Reports on Form 8-K. Form 8-K/A filed on May 2, 2003, as amended by Form 8-K/A filed on August 8, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2003 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HI-SHEAR TECHNOLOGY CORPORATION


Date: September 19, 2003                   By:  /s/ George W. Trahan
                                                --------------------------------
                                                President, Chief Executive
                                                Officer and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 19, 2003                   By:  /s/ George W. Trahan
                                                --------------------------------
                                                President, Chief Executive
                                                Officer and Co-chairman


                                           By:  /s/ Thomas R. Mooney
                                                --------------------------------
                                                Director, Co-chairman of the
                                                Board


                                           By:  /s/ Gregory J. Smith
                                                --------------------------------
                                                Vice President of Finance and
                                                Chief Financial Officer


                                           By:  /s/ Jack Bunis
                                                --------------------------------
                                                Director


                                           By:  /s/ David W. Einsel
                                                --------------------------------
                                                Director


                                            EXHIBIT INDEX

                                                                                  SEQUENTIALLY
EXHIBIT NUMBER                             DESCRIPTIONS                             NUMBERED
--------------                             ------------                             --------

3.1                   Certificate of Incorporation, as amended(1)
3.2                   Bylaws, as amended(2)
4.1                   Form of Common Stock(3)
10.1                  1993 Stock Option Plan(2)
10.2.1                Consulting Agreement with Thomas R. Mooney(6)
10.3                  Employment Agreement with George W. Trahan(5)
10.3.1                Amendment to Employment Agreement with George W. Trahan(6)
10.4.1                Torrance Property Lease(6)
10.5.1                Form of Buy/Sell Agreement(6)
10.6                  Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1                Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2                Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3                Promissory Note and Amendment Relating to U.S. Bank Credit Facility(7)
10.6.3.1              Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.2              Amendments to Promissory Notes Relating to U.S. Bank Credit Facility
10.6.4                Term Note Related to U.S. Bank Credit Facility
16.2                  Letter on Change in Certifying Accountant(9)
16.3                  Letter on Change in Certifying Accountant (10)
20                    Form 8-K/A filed August 8, 2003
23.1                  Consent of Raimondo Pettit Group
23.2                  Consent of Grant Thornton LLP
31                    Rule 13a-14(a) Certifications
32                    Section 1350 Certifications
------------------

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.
(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.
(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.
(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.
(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.
(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.
(7) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 2002.
(8) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2002.
(9) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.2 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2003.
(10) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.3 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2003. .

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report, Raimondo Pettit Group..........................F-1

Report of Independent Certified Public Accountants, Grant Thornton LLP.......F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statement of Stockholders' Equity   .........................................F-5

Statements of Cash Flows   ..................................................F-6

Notes to Financial Statements.........................................F-7 - F-19

                              RAIMONDO PETTIT GROUP
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hi-Shear Technology Corporation as of, and for the year ended, May 31, 2002 were audited by other auditors whose report dated July 25, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Raimondo Pettit Group


Torrance, California
August 28, 2003

ACCOUNTANTS AND MANAGEMENT CONSULTANTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Hi-Shear Technology Corporation

We have audited the statements of operations, stockholders' equity, and cash flows of Hi-Shear Technology Corporation for the year ended May 31, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hi-Shear Technology Corporation for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for business combinations, goodwill and other intangible assets for the year ended May 31, 2002.


/s/ Grant Thornton LLP


Los Angeles, California
July 25, 2002

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
MAY 31, 2003

ASSETS
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                        $    57,000
   Accounts receivable (Note 4)                                       8,247,000
   Claims receivable, net (Note 5)                                       18,000
   Inventories, net (Note 6)                                          1,591,000
   Deferred income taxes (Note 11)                                      740,000
   Prepaid expenses and other current assets                            177,000
                                                                    ------------

     TOTAL CURRENT ASSETS                                            10,830,000

Land (Note 8)                                                           846,000
Equipment, net (Note 7)                                               1,605,000
Deferred income taxes, net (Note 11)                                    861,000
                                                                    ------------

                                                                    $14,142,000
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Bank line of credit (Note 9)                                     $         0
   Current portion of long-term notes payable (Note 9)                  419,000
   Trade accounts payable                                               791,000
   Accrued payroll and related costs                                    662,000
   Deferred revenue (Note 10)                                            55,000
   Due to Related Party (Note 14)                                        13,000
   Other accrued liabilities                                            236,000
                                                                    ------------

     TOTAL CURRENT LIABILITIES                                        2,176,000

Long-Term Notes Payable, less current portion (Note 9)                  933,000
                                                                    ------------

     TOTAL LIABILITIES                                                3,109,000

Commitments and contingencies (Note 12)

Stockholders' Equity (Note 13)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                        --
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,670,000 shares issued and outstanding                              7,000
   Additional paid-in capital                                         7,193,000
   Retained earnings                                                  3,833,000
                                                                    ------------

     TOTAL STOCKHOLDERS' EQUITY                                      11,033,000
                                                                    ------------

                                                                    $14,142,000
                                                                    ============
See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,


                                                                  2003             2002
--------------------------------------------------------------------------------------------

REVENUES (Note 3)                                              $16,336,000      $15,372,000

Cost of Revenues (Note 6)                                       11,683,000       11,338,000
                                                               ------------     ------------

GROSS MARGIN                                                     4,653,000        4,034,000

Selling, General and Administrative Expenses                     2,887,000        2,830,000
                                                               ------------     ------------

OPERATING INCOME                                                 1,766,000        1,204,000

Interest Expense (Note 9)                                          199,000          359,000
                                                               ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                1,567,000          845,000

Income Tax Expense (Note 11)                                           -0-              -0-
                                                               ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                1,567,000          845,000

Cumulative Effect of Accounting Change (Note 1)                          0          276,000
                                                               ------------     ------------

NET INCOME                                                     $ 1,567,000      $ 1,121,000
                                                               ============     ============

Basic Earnings per Common Share and
     Per Common Share Assuming Dilution:
Income before Cumulative Effect of
     Accounting Change                                         $      0.23      $      0.13
Cumulative Effect of Accounting Change                                0.00             0.04
                                                               ------------     ------------

NET INCOME                                                     $      0.23      $      0.17
                                                               ============     ============

Weighted Number of Common Shares Outstanding:
     Basic                                                       6,670,000        6,670,000
                                                               ============     ============
     Diluted                                                     6,673,000        6,673,000
                                                               ============     ============

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2003 AND 2002



                                    Common Stock              Additional                          Total
                            ----------------------------       Paid-In          Retained       Stockholders'
                              Shares         Amount            Capital          Earnings          Equity
-----------------------------------------------------------------------------------------------------------
Balance, May 31, 2001        6,670,000      $     7,000      $ 7,193,000      $ 1,145,000      $ 8,345,000

  Net income                        --               --               --        1,121,000        1,121,000
                           ------------     ------------     ------------     ------------     ------------

Balance, May 31, 2002        6,670,000            7,000        7,193,000        2,266,000        9,466,000

  Net income                        --               --               --        1,567,000        1,567,000
                           ------------     ------------     ------------     ------------     ------------

Balance May 31, 2003         6,670,000      $     7,000      $ 7,193,000      $ 3,833,000      $11,033,000
                           ============     ============     ============     ============     ============


See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,
                                                                            2003              2002
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $ 1,567,000       $ 1,121,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Gain on sale of land                                                         0           (92,000)
     Depreciation and amortization                                          733,000           518,000
     Provision for inventory reserves                                       647,000           392,000
     Write-off of obsolete inventory, net of reserves                       705,000                 0
     Provision for claims receivable reserve                                346,000                 0
     Amortization of excess of net assets
       acquired over purchase price                                               0          (276,000)
     Deferred income taxes                                                        0                 0
     Changes in assets and liabilities:
       Accounts receivable                                                 (385,000)         (248,000)
       Claims receivable                                                          0           452,000
       Inventories                                                         (296,000)          579,000
       Prepaid expenses and other assets                                          0           130,000
       Accounts payable                                                    (562,000)         (204,000)
       Accrued payroll and related costs                                     24,000           111,000
       Deposits held                                                              0          (247,000)
       Deferred revenue                                                     (34,000)          (13,000)
       Other accrued liabilities                                           (185,000)            3,000
                                                                        ------------      ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,560,000         2,226,000
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of land                                                     0           178,000
   Purchase of equipment                                                    (98,000)          (43,000)
                                                                        ------------      ------------

         NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES          (98,000)          135,000
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on bank line of credit, net                       (3,371,000)       (1,486,000)
   Proceeds from notes payable, net                                       1,400,000                 0
   Principal payments on notes payable                                     (547,000)         (823,000)
                                                                        ------------      ------------

         NET CASH USED IN FINANCING ACTIVITIES                           (2,518,000)       (2,309,000)
                                                                        ------------      ------------

         NET (DECREASE) INCREASE IN CASH                                    (56,000)           52,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              113,000            61,000
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    57,000       $   113,000
                                                                        ============      ============

Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                               $   220,000       $   373,000

   Cash paid during the year for income taxes                           $    41,000                 0

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Hi-Shear Technology Corporation ("HSR" or the "Company") designs and manufactures power cartridges, separation devices, electronic firing units and other special components used by the aerospace industry, the military and the National Aeronautics and Space Administration (NASA). The Company's aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government. The Company is dependent on the continuation of government sponsored military and aerospace programs in order to maintain its revenues.


A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of both assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management are used for, but not limited to, the realization of claims receivable and certain inventories, costs to complete contracts, and the carrying value of long-lived assets. Actual results could differ from those estimates, and such changes could be material.

REVENUE RECOGNITION:

The Company's revenues are derived principally from long-term fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs to complete the contracts (cost-to-cost type of percentage-of-completion method of accounting). Revenue recognition for contracts that require relatively less time to complete than those contracts accounted for on a percentage-of-completion basis are recognized as deliveries are made.

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

The Company evaluates all outstanding billed accounts receivable to assess the potential need for an allowance for doubtful accounts. In that assessment, the Company considers the financial condition of its customers and the legal and contractual bases underlying the accounts receivable. No allowance for billed accounts receivable was deemed necessary at May 31, 2003.

INVENTORIES:

Inventories are composed of raw materials and component parts, work-in-process, and finished goods available for sale. Raw materials and component parts consists of purchased and manufactured parts that are not allocated to an existing production job and are expected to be utilized in anticipated future customer contracts. Work-in-process consists of costs incurred for non-contract jobs in process for manufacturing components and sub-assemblies that do not relate to existing production contracts, but are built in anticipation of future customer contracts. Finished goods consist of completed manufactured products to fulfill future anticipated customer contracts.

Inventory costs for component parts, work-in-process and finished goods include costs for material, direct labor, sub-contracting for manufacturing processes and testing, and manufacturing and engineering overhead. Selling, general and administrative costs are not included in inventory, and are charged to expense as incurred. In accordance with industry practice, inventories are classified as a current asset, and include items that may be allocated to contracts that will not be completed within twelve months. Inventory is valued at the lower of cost or estimated market value, and is determined on a "first-in, first-out" basis.

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

INTANGIBLE ASSETS:

Intangible assets, consisting of capitalized patent costs, are amortized over the lesser of the expected economic life or the 17-year life of the patent. The entire net patent costs of $66,000 at May 31, 2002 were amortized during fiscal year 2003, based upon a change in the expected useful life of the patents that relate to specialized lock designs. Despite that change in estimate, which resulted in an additional amortization expense of $58,000 for fiscal year 2003, the Company retains ownership of the patents that have approximately 7 years remaining at May 31, 2003.

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

As a consequence of the Company's early adoption of a pronouncement issued by the Financial Accounting Standards Board that resulted in a change in accounting principle, the entire $276,000 amount of unamortized negative goodwill that existed at May 31, 2001 was amortized at the beginning of the fiscal year ended May 31, 2002. For the fiscal year ended May 31, 2002, that amortization amount of $276,000 appears in the Statement of Operations separately as "Cumulative Effect of Accounting Change."

INCOME TAXES:

Deferred income taxes are provided using the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both fiscal year 2003 and fiscal year 2002 did not change the earnings per share for either of those fiscal years.

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

STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the exercise price is equal to or greater than the fair value of the stock at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. Accordingly, as the exercise price equals or exceeds the fair value, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                                                 2003                    2002
                                                                                 ----                    ----
         Net income:
              As reported                                              $    1,567,000            $    1,121,000
              Add: Stock-based compensation cost included in
                   reported net income, net of related tax effects                  0                         0
              Less:Total stock-based compensation cost determined
                   under fair value based method for all awards,
                   net of related tax effect                                    5,000                    65,000
                                                                       ---------------           ---------------

              Pro forma                                                $    1,562,000            $    1,056,000
         Earnings per common share and
                   common share assuming dilution:
              As reported                                              $         0.23            $         0.17
              Pro forma                                                $         0.23            $         0.16

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 2003 and 2002, respectively. No dividend rate for all years; price volatility of 10% in 2003 and 84% in 2002; risk-free interest rates of approximately 3.6% in 2003 and 5.4% in 2002; and expected lives of ten years.

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

NEW PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect the method used has on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method and has adopted the disclosure requirements prescribed by SFAS 148 as of May 31, 2003. The additional required disclosures have been provided in Note 1 to the financial statements.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FIN 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires, that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, while the initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company adopted the disclosure and initial recognition and measurement provisions of FIN 45 effective for the period ended May 31, 2003. The adoption of FIN 45 has not had a material effect on the Company's financial statements.

NOTE 2.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter, a combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which were either ready to sell as finished goods or use to produce finished goods, totaled $532,000. Those adjustment amounts, which related to current estimates regarding the extent to which some inventory items would contribute to future sales, were charged to cost of revenues.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:


                                                    2003              2002
                                               ---------------   --------------
Lockheed Martin                                     33%                32%
United States Government (Including NASA)           24%                18%
Boeing Company                                      17%                16%


NOTE 4.  ACCOUNTS RECEIVABLE


Billed and unpaid receivables at May 31, 2002             $          3,560,000
Billed receivables for fiscal year 2003                             15,812,000
                                                          ---------------------
                                                                    19,372,000
Collected receivables for fiscal year 2003                          15,905,000
                                                          ---------------------

Billed and unpaid receivables at May 31, 2003                        3,467,000

Unbilled receivables at May 31, 2003:
        Unbilled receivables on contracts in process                 3,685,000
        Unbilled receivables on completed contracts                  1,095,000
                                                          ---------------------

         Total accounts receivable at May 31, 2003        $          8,247,000
                                                          =====================

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at May 31, 2003 were $3,467,000 and $4,780,000, respectively.

Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2003 are as follows:

         Total contracts in process                        $ 19,965,000
                                                           =============

         Total costs incurred                              $  7,825,000
         Add estimated earnings                               2,976,000
                                                           -------------

         Total revenue recognized                            10,801,000
         Less amounts billed                                  7,148,000
                                                           -------------

                                                           $  3,653,000
                                                           =============

         Unbilled receivables on contracts in process      $  3,685,000
         Deferred revenue on contracts in process               (32,000)
                                                           -------------

                                                           $  3,653,000
                                                           =============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2003 would change both the recognized revenue and earnings by approximately $40,000.

The accounts receivable balance at May 31, 2003 includes a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note
12)

During the fiscal years 2003 and 2002, the Company generated revenues of approximately $1,120,000 and $2,136,000, respectively, from sources outside of the United States.

NOTE 5.  CLAIMS RECEIVABLE

As of May 31, 2003, the net claims receivable balance, which relates to outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $18,000. While the total of the submitted claims at May 31, 2003 remains $364,000, the net claims' balance of $18,000 is the result of the establishment of a reserve of $346,000 in the event the Company does not collect the full amount of its claims.

Since Hi-Shear and its customer (the U.S. Army) were unable to come to agreement on the contracts' termination amounts, Hi-Shear elected to pursue the matter in the United States Court of Federal Claims. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for the U.S. Army's negligence in determining its estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997, to Hi-Shear. The Company believes the judge miscalculated the amount of the award for damages, and as a result has appealed the matter to the Federal Circuit Court of Appeals. That appeal is in process. Since there can be no assurance that the Company will prevail on its appeal to the Federal Circuit Court of Appeals, the net receivable balance reflected on the Company's balance sheet was reduced to the amount of the judgment.

Claims are subject to review and audit by the customer. If no agreement is reached with the customer, the Company may pursue other alternatives including litigation. The ultimate realization of the claims may be different than the amount recorded and the difference could be significant.

NOTE 6.  INVENTORIES

Aerospace and defense inventory:
         Raw materials and component parts                       $     530,000
         Work-in-process                                               913,000
         Finished goods                                                599,000
                                                                 --------------
                                                                     2,042,000
         Less inventory reserves                                      (465,000)
                                                                 --------------
                  Total aerospace and defense inventory              1,577,000

Non-aerospace and non-defense inventory:
         Work-in-process                                                14,000
                                                                 --------------

                           Total net inventory                   $   1,591,000
                                                                 ==============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7.  EQUIPMENT

Machinery and equipment                                       $      4,050,000
Office equipment and furniture                                         661,000
Leasehold improvements                                                 154,000
Projects in process                                                          0
                                                              -----------------
                                                                     4,865,000
Less accumulated depreciation and amortization                       3,260,000
                                                              -----------------

                                                              $      1,605,000
                                                              =================

For fiscal year 2003, depreciation expense related to a capitalized computer software item was approximately $198,000 more than the depreciation expense for that item during fiscal year 2002. A reduction in the asset's expected useful life, which occurred during fiscal year 2003, resulted in the additional depreciation.

NOTE 8. LAND

The Company owns twelve acres of land in Santa Clarita, CA, on which it has several buildings that it uses for storage and blending of pyrotechnic powders utilized in many of its manufactured products. During fiscal year 2002, the Company completed the sale of four acres of its land to the City of Santa Clarita for construction of a city highway. The negotiated sale price of $425,000, for which final payment was received in fiscal 2002, less both costs directly associated with the negotiation of the settlement and the pro-rata cost of acquiring the land, yielded a gain of $92,000, which was included in net income reported for fiscal year 2002.

NOTE 9.  BANK LINE OF CREDIT AND NOTES PAYABLE

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

On December 15, 2002, the revolving line of credit was renewed and restructured. $1,400,000 of the outstanding balance under the line of credit was converted into a term note requiring monthly principal payments beginning February 1, 2003, and continuing through January 1, 2007. The line of credit was renewed twelve months until December 15, 2003, and the maximum limit under the line of credit was reduced was reduced to $2,700,000. Effective January 31, 2003, the maximum borrowing limit was further reduced to $2,500,000. Also included in the restructuring was a reduction in the interest rate applicable to outstanding principal balances under both the line of credit and the new term note. In both cases the interest rate was reduced 1.5% to the sum of the Wall Street Journal's rate (4.25% at May 31, 2003) plus 0.05%.

At May 31, 2003, the total outstanding balance under the revolving line of credit was $-0-. Consequently, the entire maximum borrowing amount of $2,500,000 was available for borrowing.

The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2003, the Company was compliant with all of the covenants.

Long-term notes payable at May 31, 2003, which are subject to the business loan agreement above, consists of the following:

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  BANK LINE OF CREDIT AND NOTES PAYABLE (CONTINUED)

Promissory note, payable in monthly installments of $22,917 through August 2003, plus interest at the Wall Street Journal's prime plus 0.5%, secured by
  substantially all assets.                                                           $     69,000

Promissory note, payable in monthly installments of $29,167 through January
  2007, plus interest at the Wall Street Journal's prime plus 0.5%, secured by
  substantially all assets.                                                           $  1,283,000
                                                                                      -------------
                                                                                         1,352,000
Less current portion                                                                       419,000
                                                                                      -------------

Long-term notes payable, less current portion                                         $    933,000
                                                                                      =============

NOTE 10. DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $55,000 at May 31, 2003.

NOTE 11.  INCOME TAXES

Deferred income tax assets in the accompanying balance sheet at May 31, 2003, consist of the following, of which $740,000 is included in current assets:

Deferred income tax assets:
    Net operating loss carryovers                                 $  1,926,000
    Income tax credit                                                  466,000
    Other                                                              351,000
                                                                  -------------

                                                                     2,743,000
    Less valuation allowance                                         1,142,000
                                                                  -------------
    Net deferred income taxes                                     $  1,601,000
                                                                  =============

Realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations. The amount of the deferred income tax assets considered realizable, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced, or if certain changes in the ownership structure of the Company occur.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

                                                      2003            2002
                                                      ----            ----

Current tax expense:
         Federal                                   $ 412,000       $ 403,000
         State                                       105,000         101,000
         Use of NOL's & tax credit carryovers       (517,000)       (504,000)
                                                   ----------      ----------
                                                   $       0       $       0
                                                   ==========      ==========
Deferred tax expense (benefit):
         Federal                                   $ (82,000)      $  69,000
         State                                      (114,000)       (290,000)
         Change in valuation allowance               196,000         221,000
                                                   ----------      ----------
                                                   $       0       $       0
                                                   ==========      ==========


A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                          2003           2002
                                                       ----------     ----------

Federal income tax computed at 34% statutory rate      $ 532,000      $ 391,000
Permanent differences                                      2,000       (117,000)
State taxes, net of  federal benefit                      91,000         67,000
Other state tax and minimum taxes                         14,000         13,000
Change in valuation allowance                            196,000        221,000
Use of state tax credit carryover                       (105,000)       (55,000)
Prior year tax credits                                  (730,000)      (457,000)
Other                                                          0        (63,000)
                                                       ----------     ----------

                                                       $       0      $       0
                                                       ==========     ==========

As of May 31, 2003, the Company had federal net operating loss carryovers of approximately $5,298,000, which expire as follows: $120,000 in 2009; $2,340,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in 2016. The Company
also has state net operating loss carryovers of approximately $1,409,000, which expire as follows: $1,078,000 in 2005 and $331,000 in 2006. In addition, as of May 31, 2003, the Company had federal and state income tax credit carryovers of $229,000 and $237,000, respectively.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2007. Rental expense under operating leases for the years ended May 31, 2003 and 2002 was approximately $599,000 and $598,000 respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Maximum annual rentals under all non-cancelable operating leases are as follows:

                                   2004           $     576,000
                                   2005                 202,000
                                   2006                  45,000
                                   2007                   7,000
                                                  --------------
                                                  $     830,000
                                                  ==============

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Space Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at May 31, 2003. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

A counterclaim was filed by the defendants against the Company. On September 11, 2003 Space Alliance submitted to the court its claim for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. As part of its defense in the litigation, Space Alliance claims that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. Hi-Shear believes that Space Alliance in early 2000, to avoid responsibilities for its contractual obligations, instigated an investigation by NASA which resulted in a criminal investigation of the Company and a key employee by the United States Attorney for the Middle District of Florida related to the claim above. The Company has assembled considerable evidence that belies any unlawful acts and a summary of that evidence has been presented to the United States Attorney. In August 2003, the Company was advised that the United States Attorney has not decided whether to prosecute this matter. The Company does not believe that it has engaged in any unlawful acts regarding this matter. Although it is not possible to determine the results of the investigation, the Company strongly believes it is not likely that the ultimate outcome will be adverse to the Company and accordingly has made no accruals for any associated losses.

The lawsuit against United Space Alliance, LLC and USBI Company remains in the discovery phase. The Company believes that is has valid claims receivable against these defendants. Further, the Company believes that the counterclaim is without merit. Accordingly, no accruals for either potential amounts payable or reserves on uncollected receivables have been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counterclaim. An unfavorable outcome could have a material adverse impact on the Company's financial position and results of operations.

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

NOTE 13.  STOCKHOLDERS' EQUITY

The Company has an option plan under which it may grant options to purchase common stock, with a maximum term of 10 years. Options for up to 500,000 shares may be granted to employees or directors under the Plan. Options are granted and vested as determined by the Stock Options Committee. At May 31, 2003 there were 200,534 shares available for grant under the Company's option plan.

A summary of the status of the option plan and changes during fiscal years 2003 and 2002 is as follows:

                                                         2003                                 2002
                                           ---------------------------------    ----------------------------------
                                                                  Weighted-                           Weighted-
                                                                   Average                             Average
                                                                  Exercise                            Exercise
               Fixed Options                    Shares              Price          Shares               Price
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  142,466    $      4.73             105,466    $       5.67
     Granted                                        7,000           2.15              37,000            2.05
     Exercised                                     -                  -               -                   -
     Forfeited                                    (13,000)            5.35            -                   -
                                             --------------                     --------------

Outstanding at end of year                        136,466           4.54             142,466            4.73
                                             ==============                     ==============

Exercisable at end of year                        113,966           5.03             112,466            5.45

Weighted-average fair value per
     option granted during the year                          $      2.24                        $       1.77

A further summary about fixed options outstanding at May 31, 2003, is as follows:

                                         Options Outstanding                            Options Exercisable
                           -------------------------------------------------     -----------------------------------
                                             Weighted-
                                              Average           Weighted-                              Weighted-
                                             Remaining           Average                                Average
        Range of               Number       Contractual          Exercise           Number              Exercise
     Exercise Price         Outstanding         Life              Price           Exercisable            Price
-------------------------- --------------- --------------- ----------------- ------------------- ------------------
$2.05 to $4.99                     51,000    8.1 years     $        2.09                 28,500    $      2.12
$5.00 to $6.99                     68,466    2.7 years              5.50                 68,466           5.50
$7.00 to $8.50                     17,000    4.2 years              8.06                 17,000           8.06
                           ---------------                                      ----------------

                                  136,466                  $        4.54                113,966    $      5.03
                           ===============                                      ================

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  RELATED PARTIES

A director of the Company performs consulting services for the Company. The Company incurred $169,000 and $150,000 of consulting fees for the years ended May 31, 2003 and 2002, respectively. At May 31, 2003, $13,000 was due to the related party.