Form 10QSB
period 2003-08-31
HI SHEAR TECHNOLOGY CORP
filed 2003-10-16
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
                               ---------------

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

                  24225 Garnier Street, Torrance, CA 90505-5355
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number) (310) 784-2100
                                               --------------

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of October 1, 2003.

Transitional Small Business Disclosure Format (Check one):      [ ] Yes   [X] No

================================================================================

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ......................................................1
                  August 31, 2003 and May 31, 2003

         Statements of Operations ............................................2
                  Three-months ended August 31, 2003
                  and August 31, 2002

         Statements of Cash Flows.............................................3
                  Three-months ended August 31, 2003
                  and August 31, 2002

         Notes to Financial Statements .......................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ..............7
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES.........................................10

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................10

     SIGNATURES ..............................................................11


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                              AUGUST 31         MAY 31
                                                                2003             2003
                                                            ------------     ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                $        --      $    57,000
   Accounts receivable (Note 2)                               9,043,000        8,247,000
   Claims receivable, net (Note 3)                               18,000           18,000
   Inventories, net                                           1,417,000        1,591,000
   Deferred income taxes, net                                   740,000          740,000
   Prepaid expenses and other current assets                    196,000          177,000
                                                            ------------     ------------

       TOTAL CURRENT ASSETS                                  11,414,000       10,830,000

Land                                                            846,000          846,000
Equipment, net                                                1,709,000        1,605,000
Deferred income taxes, net                                      861,000          861,000
                                                            ------------     ------------

                                                            $14,830,000      $14,142,000
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                             $   443,000      $         0
   Current portion of long-term notes payable (Note 4)          350,000          419,000
   Trade accounts payable                                       788,000          791,000
   Accrued payroll and related costs                            783,000          662,000
   Deferred revenue (Note 5)                                     54,000           55,000
   Due to related party                                          13,000           13,000
   Other accrued liabilities                                    419,000          236,000
                                                            ------------     ------------

       TOTAL CURRENT LIABILITIES                              2,850,000        2,176,000

Long-Term Notes Payable, less current portion (Note 4)          846,000          933,000
                                                            ------------     ------------

       TOTAL LIABILITIES                                      3,696,000        3,109,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                    --               --
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,670,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                 7,193,000        7,193,000
   Retained earnings                                          3,934,000        3,833,000
                                                            ------------     ------------

       TOTAL STOCKHOLDERS' EQUITY                            11,134,000       11,033,000
                                                            ------------     ------------

                                                            $14,830,000      $14,142,000
                                                            ============     ============

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE-MONTH PERIOD
                                                           ENDED AUGUST 31,
                                                    ----------------------------
                                                        2003            2002

REVENUES                                             $3,591,000      $3,144,000

Cost of Revenues                                      2,540,000       2,134,000
                                                     -----------     -----------

GROSS MARGIN                                          1,051,000       1,010,000

Selling, General and Administrative Expenses            934,000         665,000
                                                     -----------     -----------

OPERATING INCOME                                        117,000         345,000

Interest Expense                                         16,000          71,000
                                                     -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                        101,000         274,000

Income Tax Expense                                            0               0
                                                     -----------     -----------

NET INCOME                                           $  101,000      $  274,000
                                                     ===========     ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution                $     0.02      $     0.04
                                                     ===========     ===========

Weighted Number of Common Shares Outstanding:
   Basic                                              6,670,000       6,670,000
                                                     ===========     ===========
   Diluted                                            6,672,000       6,670,000
                                                     ===========     ===========


See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                      THREE-MONTH PERIOD
                                                                       ENDED AUGUST 31,
                                                                  --------------------------
                                                                     2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $ 101,000       $ 274,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 89,000         124,000
       Provision for inventory reserves                              32,000          24,000
       Write-off of obsolete inventory, net of reserves              10,000          13,000
       Provision for claims receivable reserve                            0          65,000
   Changes in assets and liabilities:
       Accounts receivable                                         (796,000)        417,000
       Inventories                                                  132,000        (121,000)
       Prepaid expenses and other assets                            (19,000)        (64,000)
       Accounts payable                                              (3,000)       (519,000)
       Accrued payroll and related costs                            121,000          (9,000)
       Deferred revenue                                              (1,000)        (12,000)
       Other accrued liabilities                                    183,000        (158,000)
                                                                  ----------      ----------

         Net cash (used in) provided by operating activities       (151,000)         34,000
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                           (193,000)        (10,000)
                                                                  ----------      ----------
         Net cash used in investing activities                     (193,000)        (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from (payments on) bank line of credit, net              443,000          (3,000)
   Principal payments on notes payable                             (156,000)       (134,000)
                                                                  ----------      ----------
         Net cash provided by (used in) financing activities        287,000        (137,000)
                                                                  ----------      ----------

         Net increase (decrease) in cash                            (57,000)       (113,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                               57,000         113,000
                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                  $       0       $       0
                                                                  ==========      ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                         $  17,000       $  74,000

   Cash paid for income taxes                                     $       0       $       0


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION

              Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2003 were $3,254,000 and $5,789,000, respectively, compared to billed and unbilled receivables at May 31, 2003 of $3,467,000 and $4,780,000, respectively.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both August 31, 2003 and May 31, 2003 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 7)

         3.   CLAIMS RECEIVABLE

              As of both August 31, 2003 and May 31, 2003, the net claims receivable balance, which relates to outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $18,000. At both dates, the total of the submitted claims receivable balance of $364,000 was reduced by a reserve of $346,000 in the event the Company does not collect the full amount of its claims.

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

              At August 31, 2003, the total outstanding balance under the revolving line of credit was $443,000. Since the maximum limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2003 was $2,057,000. The revolving line of credit is set to mature on December 15, 2003. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (4.0% at August 31, 2003) plus 0.5%.

              In addition to the revolving line of credit, the Company has one long-term note payable with the same bank that provides the revolving line of credit. At August 31, 2003, the total principal balance due under the promissory note was $1,196,000, of which $350,000 is classified on the balance sheet as a current liability due within twelve months. That promissory note requires monthly principal installment payments of $29,167 through January 2007, plus interest at the Wall Street Journal's prime rate (4.0% at August 31, 2003) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2003, the Company was not compliant with one of the financial covenants. The Company requested a waiver and has received oral representation from the bank that such waiver is forthcoming.

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2003 was $54,000, compared to deferred revenue at May 31, 2003 of $55,000.

         6.   STOCK OPTIONS AND EARNINGS PER SHARE

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

              The following data show the amounts used in computing earnings per share and the weighted average number of common shares assuming dilution:

                                                     Three-Month Period Ended
                                                           August 31,
                                                  -----------------------------
                                                     2003              2002

Net Income                                        $  101,000        $  274,000
                                                  ===========       ===========

Weighted Average Number of Common
   Shares Outstanding during the Period            6,670,000         6,670,000
                                                  -----------       -----------

Effect of Dilutive Securities Options                  2,000                 0
                                                  -----------       -----------

Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
    in Diluted EPS                                 6,672,000         6,670,000
                                                  ===========       ===========

              No options were issued during the quarters ended August 31, 2003 and August 31, 2002. Accordingly, the pro forma income, had the fair value been applied, is the same as the income as reported for all periods presented.

              Options on 85,000 shares of common stock were not included in computing EPS assuming dilution for the three-month period ended August 31, 2003 because their effects were antidilutive. Options on 129,000 shares of common stock were not included in computing diluted EPS for the three-month period ended August 31, 2002 because their effects were antidilutive.

         7.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Space Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at August 31, 2003. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Hi-Shear Technology Corporation designs and manufactures power cartridges, separation devices, electronic firing units and other special components used by the aerospace industry, the military and the National Aeronautics and Space Administration (NASA). The Company's aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government. The Company is dependent on the continuation of government sponsored military and aerospace programs in order to maintain its revenues.

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

         THREE MONTHS ENDED AUGUST 31, 2003 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2002

         Revenues recognized during the first quarter ended August 31, 2003 were $3,591,000, which is $447,000 and 14% more than the revenues recognized during the same quarter last year. The increase in total revenues resulted primarily from increased production on defense-related contracts for electronic ejection seat control products for military aircraft and Patriot Advanced Capability ("PAC-3") missile products. Total revenues recognized from those two product lines increased $309,000 during the quarter ended August 31, 2003, compared to the quarter ended August 31, 2002. Together, both of those military product lines represented $1,761,000, and 49% of total revenues, for the quarter ended August 31, 2003, compared to $1,452,000, and 46% of total revenues, for the quarter ended August 31, 2002. Those increases in revenues for those products are reflective of overall increases in government spending for military programs, and of the resulting increase in military-related contracts to the Company.

         Cost of revenues for the quarter ended August 31, 2003 was $2,540,000 compared to $2,134,000 for the same quarter last year. The 19% increase in cost of revenues compared to last year corresponds to the increase in revenues for the same period. Cost of revenues for the quarters ended August 31, 2003 and August 31, 2002 include $42,000 and $37,000, respectively, for the combination of adjustments to inventory reserves and write-offs of slow-moving inventory items. Those adjustments result from management's current estimates regarding the extent to which the Company's inventory items will be used to generate future revenues. In addition, qualification costs associated with new tactical military products incurred during the quarter ended August 31, 2003 were significantly greater than qualification costs for new products incurred during the same period for the previous year.

         Gross margin for the quarter ended August 31, 2003 increased $41,000 and 4% from $1,010,000, and 32% of revenues, to $1,051,000, and 29% of revenues, reported for the same quarter last year. The reduction in gross margin as a percent of revenues decreased as a result of the increase in inventory adjustments compared to last year, as noted above.

         Selling, general and administrative expenses increased by $269,000 and 40%, from $665,000 during the quarter ended August 31, 2002 to $934,000 during the quarter ended August 31, 2003. Contributing to the increased total selling, general and administrative expenses were increased attorneys' fees associated with a Company suit to recover damages (See
         Note 7). Partially offsetting some of the increased attorneys' fees associated with the lawsuit was a $70,000 reduction to attorneys' fees resulting from a settlement agreement during the quarter for reimbursement by the Company of attorneys' fees paid during a previous period for another matter.

         The Company realized operating income of $117,000 for the quarter ended August 31, 2003 compared to operating income of $345,000 for the same quarter last year. The $228,000 and 66% decrease is the result of all the factors identified above.

         Interest expense decreased from $71,000 for the first quarter last year to $16,000 for the quarter ended August 31, 2003. The $55,000 decrease was the result of the combination of a significant reduction in outstanding debt with the Company's bank and a reduction in the interest rates applicable to the outstanding debt balances. Total bank debt was reduced by $2,094,000 from August 31, 2002 to August 31, 2003. The total balances outstanding on the Company's revolving line of credit and term notes payable was $3,733,000 at August 31, 2002, compared to $1,639,000 at August 31, 2003. Furthermore, the interest rates for the revolving line of credit decreased from 6.75% on August 31, 2002 to 4.5% on August 31, 2003, while the interest rate on two notes payable at August 31, 2002 was 5.25%, compared to the interest rate on one note payable at August 31, 2003 of 4.5%.

         There is no income tax expense recorded for the first quarters ended August 31, 2003 and August 31, 2002. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         Net income for the quarter ended August 31, 2003 was $101,000, or $0.02 per share, compared to net income of $274,000, or $0.04 per share, for the quarter ended August 31, 2002.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, were $9,043,000 and $8,247,000 at August 31, 2003 and at May 31, 2003, respectively. The billed component of the total accounts receivable balance at August 31, 2003 was $3,254,000 compared to $3,467,000 at May 31, 2003.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2003 were $5,717,000 compared to $4,779,000 at May 31, 2003. The $938,000 increase in the unbilled receivable balance is reflective of the Company having "earned" more contract revenues prior to billable "milestones" at August 31, 2003 than at May 31, 2003.

         The accounts receivable balances at both August 31, 2003 and May 31, 2003 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 7)

         As of both August 31, 2003 and May 31, 2003, the net claims receivable balance, which relates to outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $18,000. At both dates, the total of the submitted claims receivable balance of $364,000 was reduced by a reserve of $346,000 in the event the Company does not collect the full amount of its claims. The Company was awarded damages of $17,794, plus interest from May 1997, during fiscal 2003 for those claims. However, it appealed the amount of the award for damages by the United States Court of Federal Claims to the Federal Circuit Court of Appeals. That appeal is currently in process. (See Note 3)

         Inventories, net of reserves, decreased from $1,591,000 at May 31, 2003 to $1,417,000 at August 31, 2003. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $552,000 at August 31, 2003, compared to $465,000 at May 31, 2003.

         The Company's total bank debt increased during the quarter by $287,000 from $1,352,000 at May 31, 2003 to $1,639,000 at August 31, 2003. The
         increase in total bank debt was a consequence of total cash collected for accounts receivable invoices being less than total cash payments required for the Company's financial obligations during the quarter ended August 31, 2003. As a consequence, the outstanding balance on the Company's revolving line of credit increased from $-0- at May 31, 2003 to $443,000 at August 31, 2003. During the same quarter, the total number of long-term notes payable decreased from two notes to one note, and the total principal balance due on those notes decreased by $156,000 from $1,352,000 at May 31, 2003 to $1,196,000 at August 31,
         2003.

         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended August 31, 2003, the Company used $151,000 more cash in its operating activities than was provided by its operating activities. In contrast, net cash of $34,000 was provided by operating activities during the quarter ended August 31, 2002. The $185,000 decrease in net operating cash flows was primarily the result of collecting $685,000 less from accounts receivable invoices during the quarter ended August 31, 2003 than during the same period last year. That reduction in collections corresponded to a similar reduction in accounts receivable invoices for billable events during the same periods.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at August 31, 2003 was $443,000, compared to an outstanding balance of $-0- at May 31, 2003. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2003 was $2,057,000. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.0% at August 31, 2003) plus 0.5%.

         The revolving line of credit is set to mature on December 15, 2003. Based upon discussions with its bank, the Company's management is confident that a revolving line of credit, which will be sufficient to meet the Company's projected needs for cash, will continue to be made available for an extended period of time beyond the current maturity date.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2003, the Company was not compliant with one of the financial covenants. The Company requested a waiver and has received oral representation from the bank that such waiver is forthcoming.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at August 31, 2003 and May 31, 2003 were $-0- and $57,000, respectively.


ITEM 3  -  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure controls and procedures with George W. Trahan, President and CEO, and Gregory J. Smith, Vice President of Finance and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications. Exhibits 32 Section 1350 Certification.

         (b) An amendment to report on Form 8-K was filed on August 8, 2003.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 15, 2003                 By:  /s/ George W. Trahan
    -----------------------                    ---------------------------------
                                               George W. Trahan
                                               President, CEO and Co-chairman



Date:    October 15, 2003                 By:  /s/ Gregory J. Smith
    -----------------------                    ---------------------------------
                                               Gregory J. Smith
                                               Vice President of Finance and CFO