Form 10QSB
period 2003-11-30
HI SHEAR TECHNOLOGY CORP
filed 2004-01-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,670,000 of Common Stock, $.001 par value as of November 30, 2003.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     Balance Sheets .......................................................1
          November 30, 2003 (unaudited) and May 31, 2003

     Statements of Operations .............................................2
          Three-months and six-months ended November 30, 2003 (unaudited) and November 30, 2002 (unaudited)

     Statements of Cash Flows..............................................3
          Six-months ended November 30, 2003 (unaudited) and November 30, 2002 (unaudited)

     Notes to Financial Statements (unaudited).............................4

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL..............8
               CONDITION AND RESULTS OF OPERATIONS

   ITEM 3 - CONTROLS AND PROCEDURES.......................................12

PART II - OTHER INFORMATION

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........12

   ITEM 6 - EXHIBITS......................................................12

   SIGNATURES.............................................................13

PART I   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                           NOVEMBER 30,    MAY 31,
                                                              2003           2003
                                                           ------------  ------------
                                                           (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                               $   177,000   $    57,000
   Accounts receivable (Note 2)                              9,057,000     8,247,000
   Claims receivable, net (Note 3)                              18,000        18,000
   Inventories, net                                          1,621,000     1,591,000
   Deferred income taxes, net                                  740,000       740,000
   Prepaid expenses and other current assets                   176,000       177,000
                                                           ------------  ------------

         TOTAL CURRENT ASSETS                               11,789,000    10,830,000

Land                                                           846,000       846,000
Equipment, net                                               1,633,000     1,605,000
Deferred income taxes, net                                     861,000       861,000
                                                           ------------  ------------

                                                           $15,129,000   $14,142,000
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                            $         0   $         0
   Current portion of long-term notes payable (Note 4)         427,000       419,000
   Trade accounts payable                                      720,000       791,000
   Accrued payroll and related costs                           796,000       662,000
   Deferred revenue (Note 5)                                   160,000        55,000
   Due to related party                                         13,000        13,000
   Other accrued liabilities                                   361,000       236,000
                                                           ------------  ------------

         TOTAL CURRENT LIABILITIES                           2,477,000     2,176,000

Long-term Notes Payable, less current portion (Note 4)         911,000       933,000
                                                           ------------  ------------

         TOTAL LIABILITIES                                   3,388,000     3,109,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                   --            --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,670,000 shares issued and outstanding         7,000         7,000
   Additional paid-in capital                                7,193,000     7,193,000
   Retained earnings                                         4,541,000     3,833,000
                                                           ------------  ------------

         TOTAL STOCKHOLDERS' EQUITY                         11,741,000    11,033,000
                                                           ------------  ------------

                                                           $15,129,000   $14,142,000
                                                           ============  ============


See Notes to Financial Statements

                                          1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                     SIX-MONTH PERIOD        THREE-MONTH PERIOD
                                                    ENDED NOVEMBER 30,       ENDED NOVEMBER 30,
                                                ------------------------  ------------------------
                                                   2003          2002        2003          2002
REVENUES                                        $7,548,000   $7,289,000   $3,957,000   $4,145,000

Cost of Revenues                                 4,992,000    5,082,000    2,452,000    2,948,000
                                                -----------  -----------  -----------  -----------

GROSS MARGIN                                     2,556,000    2,207,000    1,505,000    1,197,000

Selling, General and Administrative Expenses     1,810,000    1,371,000      876,000      706,000
                                                -----------  -----------  -----------  -----------

OPERATING INCOME                                   746,000      836,000      629,000      491,000

Interest Expense                                    38,000      137,000       22,000       66,000
                                                -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE                   708,000      699,000      607,000      425,000

Income Tax Expense                                       0            0            0            0
                                                -----------  -----------  -----------  -----------

NET INCOME                                      $  708,000   $  699,000   $  607,000   $  425,000
                                                ===========  ===========  ===========  ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:          $     0.11   $     0.10   $     0.09   $     0.06
                                                ===========  ===========  ===========  ===========

Weighted Number of Common Shares Outstanding:
   Basic                                         6,670,000    6,670,000    6,670,000    6,670,000
                                                ===========  ===========  ===========  ===========
   Diluted                                       6,685,000    6,672,000    6,687,000    6,672,000
                                                ===========  ===========  ===========  ===========


See Notes to Financial Statements

                                       2


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                                  SIX-MONTH PERIOD
                                                                  ENDED NOVEMBER 30,
                                                               -----------------------
                                                                  2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 708,000    $ 699,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                             179,000      286,000
       Provision for inventory reserves                           62,000      130,000
       Write-off of obsolete inventory, net of reserves           10,000      255,000
       Provision for claims receivable reserve                         0       65,000
   Changes in assets and liabilities:
     Accounts receivable                                        (810,000)    (596,000)
     Inventories                                                (102,000)    (105,000)
     Prepaid expenses and other assets                             1,000       35,000
     Accounts payable                                            (71,000)    (873,000)
     Accrued payroll and related costs                           134,000      120,000
     Deferred revenue                                            105,000      (15,000)
     Other accrued liabilities                                   125,000        2,000
                                                               ----------   ----------

         Net cash provided by operating activities               341,000        3,000
                                                               ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                        (207,000)     (47,000)
                                                               ----------   ----------

         Net cash used in investing activities                  (207,000)     (47,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit, net                              0      266,000
   Proceeds from note payable                                    230,000            0
   Principal payments on notes payable                          (244,000)    (241,000)
                                                               ----------   ----------

         Net cash provided by (used in) financing activities     (14,000)      25,000
                                                               ----------   ----------

         Net increase (decrease) in cash                         120,000      (19,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    57,000      113,000
                                                               ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 177,000    $  94,000
                                                               ==========   ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                      $  36,000    $ 135,000


   Cash paid for income taxes                                  $   4,000    $  22,000

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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2003 were $3,457,000 and $5,600,000, respectively, compared to billed and unbilled receivables at May 31, 2003 of $3,467,000 and $4,780,000, respectively.

     Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

     The accounts receivables balances at both November 30, 2003 and May 31, 2003 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)

3.   CLAIMS RECEIVABLE

     As of both November 30, 2003 and May 31, 2003, the net claims receivable balance, which relates to outstanding amounts due for two claims on two related contracts terminated by a single customer for "convenience", was $18,000. At both dates, the total of the submitted claims receivable balance of $364,000 was reduced by a reserve of $346,000 in the event the Company does not collect the full amount of its claims.

     Since Hi-Shear and its customer (the U.S. Army) were unable to come to agreement on the contracts' termination amounts, Hi-Shear elected to pursue the matter in the United States Court of Federal Claims. The judge agreed with Hi-Shear that the U.S. Army has liability to the Company for the U.S. Army's negligence in determining its estimated requirements for materials covered by the contracts. The judge awarded damages of $17,794, plus interest from May 1997, to Hi-Shear. The Company believes the judge miscalculated the amount of the award for damages, and as a result has appealed the matter to the Federal Circuit Court of Appeals. That appeal is in process. Since there can be no assurance that the Company will prevail on its appeal to the Federal Circuit Court of Appeals, the net receivable balance reflected on the Company's balance sheet was reduced to the amount of the judgement.

4.   BANK LINE OF CREDIT AND NOTES PAYABLE

     The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

At November 30, 2003, the total outstanding balance under the revolving line of credit was $-0-. Consequently, the entire maximum borrowing limit of $2,500,000 was available for borrowing.

     On December 15, 2003, which was the date that it was scheduled to mature, the revolving line of credit was renewed twelve months until December 15, 2004. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's prime rate (4.0% at November 30, 2003) plus 0.05%.

     In addition to the revolving line of credit, the Company has two long-term notes payable with the same bank that provides the revolving line of credit. At November 30, 2003, the total amount of the principal balances due under the two promissory notes was $1,338,000, of which $427,000 is classified on the balance sheet as a current liability due within twelve months

     On October 31, 2003, a new note with an original principal balance of $230,000 was fully funded by the bank. The funds were used by the Company to finance the purchase and installation of equipment that expands the Company's ability to perform testing procedures for manufactured products.

     Starting December 2003, and continuing through November 2006, monthly principal installment payments of $6,389, plus interest, are due on the new $230,000 promissory note. Montly principal installment payments of $29,167, plus interest, are due through January 2007 on the other outstanding promissory note. For both notes, the interest rate applicable to outstanding balances is the sum of the Wall Street Journal's prime rate (4.0% at November 30, 2003) plus 0.05%.

     The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2003, the Company was compliant with all of the financial covenants.

5.   DEFERRED REVENUE

     Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at November 30, 2003 was $160,000, compared to deferred revenue at May 31, 2003 of $55,000.

6.   STOCK BASED COMPENSATION

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

                                                          Six-Month Period Ended      Three-Month Period Ended
                                                              November 30,                  November 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
Net Income:                                           $    708,000   $    699,000   $    607,000   $    425,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                 0              0              0              0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect
                                                             8,000          7,000          8,000          7,000
                                                      ------------   ------------   ------------   ------------

   Pro forma                                          $    700,000        692,000        599,000        418,000
Earnings per common share and common share assuming
         dilution:
   As reported                                        $       0.11   $       0.10   $       0.09   $       0.06
   Pro forma                                          $       0.10   $       0.10   $       0.09   $       0.06

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the six months ended November 30, 2003 and November 30, 2002, respectively. No dividend rate for both periods; price volatility of 20% for both 2003 and 2002; risk-free interest rates of approximately 4.3% in 2003 and 4.1% in 2002; and expected lives of ten years.

     Subsequent to November 30, 2003, the Company granted stock options to acquire an additional 69,000 shares.

7.   EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the weighted average number of common shares assuming dilution:

                                           Six-Month Period Ended   Three-Month Period Ended
                                                November 30,              November 30,
                                          -----------------------   -----------------------
                                             2003         2002         2003         2002

Net Income                                $  708,000   $  699,000   $  607,000   $  425,000
                                          ==========   ==========   ==========   ==========

Weighted Average Number of Common
   Shares Outstanding during the Period    6,670,000    6,670,000    6,670,000    6,670,000
                                          ----------   ----------   ----------   ----------

Effect of Dilutive Securities Options         15,000        2,000       17,000        2,000
                                          ----------   ----------   ----------   ----------

Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
    in Diluted EPS                         6,685,000    6,672,000    6,687,000    6,672,000
                                          ==========   ==========   ==========   ==========

     Options on 85,000 shares of common stock were not included in computing EPS assuming dilution for the six-month period and the three-month period ended November 30, 2003 because their effects were antidilutive. Options on 115,000 shares of common stock were not included in computing diluted EPS for the six-month period and the three-month period ended November 30, 2002 because their effects were antidilutive.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

     In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Space Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at November 30, 2003. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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

     THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2002

     Revenues recognized during the second quarter ended November 30, 2003 were $3,957,000, which is $188,000 and 5% less than the revenues of $4,145,000 recognized during the same quarter last year. Revenues recognized from production on defense-related contracts for electronic ejection seat control products for military aircraft and Patriot Advanced Capability ("PAC-3") missile products represented $1,335,000, and 34% of total revenues, for the quarter ended November 30, 2003, compared to $1,781,000, and 43% of total revenues, for the same period last year. That decrease was the result of less production activity associated with PAC-3 contracts during the quarter than last year.

     Cost of revenues for the quarter ended November 30, 2003 was $2,452,000 compared to $2,948,000 for the same quarter last year. A large portion of the $496,000 and 17% decrease in cost of revenues was a $284,000 decrease in the combination of adjustments to increase inventory reserves and write-off slow-moving inventory items. Those adjustments, which relate to management's current estimates regarding the extent to which the Company's inventory items will be used to generate future revenues, totaled $30,000 during the quarter ended November 30, 2003, compared to $314,000 during the same quarter last year. Offsetting part of the decrease in inventory adjustments were costs incurred during the quarter ended November 30, 2003 for the qualification of additional tactical military products that were significantly greater than qualification costs for new products that were incurred during the same period last year.

     Gross margin for the quarter ended November 30, 2003 increased $308,000 and 26% to $1,505,000, and 38% of revenues, from $1,197,000, and 29% of revenues, reported for the same quarter last year. The increase in gross margin as a percent of revenues occurred primarily as a result of the decrease in inventory adjustments compared to last year, as noted above.

     Selling, general and administrative expenses of $876,000 increased by $170,000 and 24%, from $706,000 during the quarter ended November 30, 2002 to $876,000 during the quarter ended November 30, 2003. Contributing to the increased total selling, general and administrative expenses were increased attorneys' fees to prosecute the Company's lawsuit to recover damages for alleged misdeeds that include failure to pay Company invoices and misappropriation of its proprietary information and trade secrets (See Note
     8).

     The Company realized operating income of $629,000 for the quarter ended November 30, 2003 compared to operating income of $491,000 for the same quarter last year. The $138,000 and 28% increase is the result of all the factors identified above.

     Interest expense decreased from $66,000 for the second quarter last year to $22,000 for the second quarter ended November 30, 2003. The $44,000 decrease was the result of the combination of a significant reduction in outstanding debt with the Company's bank and a reduction in the interest rates applicable to the outstanding debt balances. Total bank debt was reduced by $2,557,000 from November 30, 2002 to November 30, 2003. The total balances outstanding on the Company's revolving line of credit and term notes payable was $3,895,000 at November 30, 2002, compared to $1,338,000 at November 30, 2003. Furthermore, the interest rates for the revolving line of credit decreased from 6.75% on November 30, 2002 to 4.5% on November 30, 2003, while the interest rate on two notes payable at November 30, 2002 was 5.25%, compared to the interest rate on two notes payable at November 30, 2003 of 4.5%.

     There is no income tax expense recorded for the second quarters ended November 30, 2003 and November 30, 2002. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

     Net income for the quarter ended November 30, 2003 increased $182,000 and 43% to $607,000, and $0.09 per share, compared to net income of $425,000, and $0.06 per share, reported for the same quarter last year.

     SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2002

     Revenues recognized during the six months ended November 30, 2003 were $7,548,000, which is $259,000 and 4% more than the revenues of $7,289,000 recognized during the same period last year. Increased revenues on contracts for space components and defense-related contracts directly with the U.S. Government offset reduced PAC-3 contract revenues for the period. Revenues recognized from production on defense-related contracts for electronic ejection seat control products for military aircraft and Patriot Advanced Capability ("PAC-3") missile products represented $2,885,000, and 38% of total revenues, for the six months ended November 30, 2003, compared to $3,233,000, and 44% of total revenues, for the same period last year.

     Cost of revenues for the six months ended November 30, 2003 was $4,992,000 compared to $5,082,000 for the same period last year. The $90,000 and 2% decrease in cost of revenues, which coincides with the 4% increase in revenues during the same period, was primarily the result of a $313,000 decrease in the combination of adjustments to increase inventory reserves and write-off slow-moving inventory items. Those adjustments, which relate to management's current estimates regarding the extent to which the Company's inventory items will be used to generate future revenues, totaled $72,000 during the six months ended November 30, 2003, compared to $385,000 during the six-month period ended November 30, 2002. Offsetting part of the decrease in inventory adjustments were costs incurred during the six-month period ended November 30, 2003 for the qualification of additional tactical military products that were significantly greater than qualification costs for new products that were incurred during the same period last year.

     Gross margin for the six months ended November 30, 2003 increased $349,000 and 16% to $2,556,000, and 34% of revenues, from $2,207,000, and 30% of revenues, reported for the same period last year. The increase in gross margin as a percent of revenues occurred primarily as a result of the decrease in inventory adjustments compared to last year, as noted above.

     Selling, general and administrative expenses of $1,810,000 increased by $439,000 and 32%, from $1,371,000 during the six months ended November 30, 2002 to $1,810,000 during the six months ended November 30, 2003. Contributing to the increased total selling, general and administrative expenses were increased attorneys' fees to prosecute the Company lawsuit to recover damages for alleged misdeeds that include failure to pay Company invoices and misappropriation of its proprietary information and trade secrets (See Note 8).

     The Company realized operating income of $746,000 for the six-month period ended November 30, 2003 compared to operating income of $836,000 for the same period last year. The $90,000 and 11% decrease is the result of all the factors identified above.

     Interest expense decreased from $137,000 for the six-month period ended November 30, 2002 to $38,000 for the six-month period ended November 30, 2002. The $99,000 decrease was the result of the combiniation of a significant reduction in outstanding debt with the Company's bank and a reduction in the interest rates applicable to the outstanding debt balances. Total bank debt was reduced by $2,557,000 from November 30, 2002 to November 30, 2003. The total balance outstanding on the Company's revolving line of credit and term notes payable was $3,895,000 at November 30, 2002, compared to $1,338,000 at November 30, 2003. Furthermore, the interest rates for the revolving line of credit decreased from 6.75% on November 30, 2002 to 4.5% on November 30, 2003, while the interest rate on two notes payable at November 30, 2002 was 5.25%, compared to the interest rate on two notes payable at November 30, 2003 of 4.5%.

     There is no income tax expense recorded for the six-month periods ended November 30, 2003 and November 30, 2002. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

     Net income for the six-month period ended November 30, 2003 increase $9,000 and 1% to $708,000, and $0.11 per share, compared to net income of $699,000, and $0.10 per share, for the same period last year.

     FINANCIAL CONDITION

     Accounts receivable balances, which consist of billed and unbilled amounts, were $9,057,000 and $8,247,000 at November 30, 2003 and at May 31, 2003,
     respectively. The billed component of the total accounts receivable balance at November 30, 2003 was $3,457,000 compared to $3,467,000 at May 31, 2003.

     Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2003 were $5,600,000 compared to $4,780,000 at May 31, 2003. The $820,000 increase in the unbilled receivable balance is reflective of the Company having "earned" more contract revenues prior to billable "milestones" at November 30, 2003 than at May 31, 2003.

     The accounts receivable balances at both November 30, 2003 and May 31, 2003 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit (See Note 8).

     As of both November 30, 2003 and May 31, 2003, the net claims receivable balance, which relates to outstanding amounts due for two claims on two related contracts terminated by a single coustomer for "convenience", was $18,000. At both dates, the total of the submitted claims receivable balance of $364,000 was reduced by a reserve of $346,000 in the event the Company does not collect the full amount of its claims. The Company was awarded damages of $17,794, plus interest from May 1997, during fiscal 2003 for those claims. However, it appealed the amount of the award for damages by the United States Court of Federal Claims to the Federal Circuit Court of Appeals. That appeal is currently in process (See Note 3).

     Inventories, net of reserves, increased from $1,591,000 at May 31, 2003 to $1,621,000 at November 30, 2003. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $550,000 at November 30, 2003, compared to $465,000 at May 31, 2003.

     The Company's total bank debt decreased during the six-month period ended November 30, 2003 by $14,000 from $1,352,000 at May 31, 2003 to $1,338,000 at November 30, 2003. Since the total outstanding balance on the Company's revolving line of credit, which provides for a maximum borrowing limit of $2,500,000, was $-0- at both dates, the Company's total bank debt at both dates related entirely to long-term notes payable. During the six-month period ended November 30, 2003, one of the outstanding notes payable at May 31, 2003 was paid in full, and the Company obtained bank financing for the purchase of equipment under a new long-term note payable for $230,000 (See
     Note 4).

     LIQUIDITY AND CAPITAL RESOURCES

     During the six-month period ended November 30, 2003, net cash of $341,000 was provided by operating activities, compared to net cash of $3,000 that was provided by operating activities during the first six months last year. Contributing to the $338,000 increase in operating cash flows was collecting $170,000 more from accounts receivable invoices and paying $99,000 less for interest on the Company's bank debt during the six months ending November 30, 2003 than during the same six-month period last year.

     To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at both November 30, 2003 and May 31, 2003 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at November 30, 2003 was $2,500,000.

     On December 15, 2003, which was the date that it was scheduled to mature, the revolving line of credit was renewed twelve months until December 15, 2004. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's prime rate (4.0% at November 30, 2003) plus 0.05%.

     The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2003, the Company was compliant with all of the financial covenants.

     In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at November 30, 2003 and May 31, 2003 were $177,000 and $57,000, respectively.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 18, 2003, the Company held its Annual Meeting of Stockholders, at which time each of the Company's four nominees for election to the Board of Directors was elected. The number of votes for George W. Trahan, Thomas
     R. Mooney, David W. Einsel and Jack Bunis were the same, as follows:
     6,474,455 votes for, and 26,550 votes against. There were no abstentions or broker non-votes.

ITEM 6 - EXHIBITS

     (a)  Exhibits:      Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications.
                         Exhibits 32 Section 1350 Certification.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HI-SHEAR TECHNOLOGY CORPORATION


Date: January 14, 2004                      By: /s/ George W. Trahan
                                                --------------------------------
                                                George W. Trahan
                                                President and CEO



Date: January 14, 2004                      By: /s/ Gregory J. Smith
                                                --------------------------------
                                                Gregory J. Smith
                                                Vice President and CFO