Form 10QSB
period 2004-02-29
HI SHEAR TECHNOLOGY CORP
filed 2004-04-13
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 2004
                               -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,683,000 of Common Stock, $.001 par value as of February 29, 2004.

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

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ..................................................... 1
                  February 29, 2004 (unaudited) and May 31, 2003

         Statements of Operations ........................................... 2
                  Three-months and nine-months ended February 29, 2004 (unaudited) and February 28, 2003 (unaudited)

         Statements of Cash Flows............................................ 3
                  Nine-months ended February 29, 2004 (unaudited) and February 28, 2003 (unaudited)

         Notes to Financial Statements (unaudited)........................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............. 8
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES........................................ 12

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 13

     ITEM 6 - EXHIBITS ...................................................... 13

     SIGNATURES ............................................................. 14

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

                                                             FEBRUARY 29,     MAY 31,
                                                                 2004          2003
                                                             ------------  ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $   415,000   $    57,000
   Accounts receivable (Note 2)                                9,025,000     8,265,000
   Inventories, net                                            1,500,000     1,591,000
   Deferred income taxes, net                                    740,000       740,000
   Prepaid expenses and other current assets                     186,000       177,000
                                                             ------------  ------------

         TOTAL CURRENT ASSETS                                 11,866,000    10,830,000

Land                                                             846,000       846,000
Equipment, net (Note 3)                                        1,773,000     1,605,000
Deferred income taxes, net                                       891,000       861,000
                                                             ------------  ------------

                                                             $15,376,000   $14,142,000
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit (Note 4)                              $         0   $         0
   Current portion of long-term notes payable (Note 4)           427,000       419,000
   Trade accounts payable                                        655,000       791,000
   Accrued payroll and related costs                             758,000       662,000
   Deferred revenue (Note 5)                                     233,000        55,000
   Other accrued liabilities                                     227,000       249,000
                                                             ------------  ------------

         TOTAL CURRENT LIABILITIES                             2,300,000     2,176,000

Long-term Notes Payable, less current portion (Note 4)           805,000       933,000
                                                             ------------  ------------

         TOTAL LIABILITIES                                     3,105,000     3,109,000

Stockholders' Equity (Note 9)
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                     --            --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,683,000 and 6,670,000 shares issued and
     outstanding at February 29, 2004 and May 31, 2003,
     Respectively                                                  7,000         7,000
   Additional paid-in capital                                  7,219,000     7,193,000
   Retained earnings                                           5,045,000     3,833,000
                                                             ------------  ------------

         TOTAL STOCKHOLDERS' EQUITY                           12,271,000    11,033,000
                                                             ------------  ------------

                                                             $15,376,000   $14,142,000
                                                             ============  ============

See Notes to Financial Statements

                                       1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                  NINE-MONTH PERIOD ENDED    THREE-MONTH PERIOD ENDED
                                                FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                --------------------------  --------------------------
                                                   2004            2003         2004          2003

REVENUES                                        $11,561,000   $12,300,000   $ 4,013,000   $ 5,011,000

Cost of Revenues                                  7,752,000     8,751,000     2,760,000     3,669,000
                                                ------------  ------------  ------------  ------------

GROSS MARGIN                                      3,809,000     3,549,000     1,253,000     1,342,000

Selling, General and Administrative Expenses      2,544,000     2,247,000       734,000       876,000
                                                ------------  ------------  ------------  ------------

OPERATING INCOME                                  1,265,000     1,302,000       519,000       466,000

Interest Expense                                     53,000       177,000        15,000        40,000
                                                ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAX EXPENSE                  1,212,000     1,125,000       504,000       426,000

Income Tax Expense                                        0             0             0             0
                                                ------------  ------------  ------------  ------------

NET INCOME                                      $ 1,212,000   $ 1,125,000   $   504,000   $   426,000
                                                ============  ============  ============  ============

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:          $      0.18   $      0.17   $      0.08   $      0.06
                                                ============  ============  ============  ============

Weighted Number of Common Shares Outstanding:
   Basic                                          6,672,000     6,670,000     6,677,000     6,670,000
                                                ============  ============  ============  ============
   Diluted                                        6,691,000     6,674,000     6,708,000     6,675,000
                                                ============  ============  ============  ============

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------
                                                                 NINE-MONTH PERIOD ENDED
                                                               FEBRUARY 29,   FEBRUARY 28,
                                                               ------------   ------------
                                                                   2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 1,212,000    $ 1,125,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                               269,000        482,000
       Provision for inventory reserves                             86,000        322,000
       Write-off of obsolete inventory, net of reserves             10,000        498,000
       Provision for claims receivable reserve                           0        346,000
          Deferred Income Taxes                                    (30,000)             0
   Changes in assets and liabilities:
     Accounts receivable                                          (760,000)      (790,000)
     Inventories                                                    (5,000)       (62,000)
     Prepaid expenses and other assets                              (9,000)       (54,000)
     Accounts payable                                             (136,000)      (125,000)
     Accrued payroll and related costs                              96,000         73,000
     Deferred revenue                                              178,000         (2,000)
     Other accrued liabilities                                     (22,000)        12,000
                                                               ------------   ------------

         Net cash provided by operating activities                 889,000      1,825,000
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                          (437,000)       (57,000)
                                                               ------------   ------------

         Net cash used in investing activities                    (437,000)       (57,000)
                                                               ============   ============

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank line of credit, net                                  0     (2,903,000)
   Proceeds from stock options exercised                            26,000              0
   Proceeds from notes payable                                     230,000      1,400,000
   Principal payments on notes payable                            (350,000)      (378,000)
                                                               ------------   ------------

         Net cash provided by (used in) financing activities       (94,000)    (1,881,000)
                                                               ------------   ------------

         Net increase (decrease) in cash                           358,000       (113,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      57,000        113,000
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   415,000    $         0
                                                               ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                      $    54,000    $   193,000


   Cash paid for income taxes                                  $    19,000    $    38,000

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable includes billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts, plus claims receivable. Billed and unbilled receivables at February 29, 2004 were $4,519,000 and $4,488,000, respectively, compared to billed and unbilled receivables at May 31, 2003 of $3,467,000 and $4,780,000, respectively.

              Unbilled receivables represent revenues recognized from long-term fixed-priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both February 29, 2004 and May 31, 2003 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)

              As of both February 29, 2004 and May 31, 2003, the accounts receivable balance includes $18,000, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience". That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         3.   EQUIPMENT

              Equipment is recorded at cost. The Company also capitalizes certain material and labor costs incurred in connection with the construction of assets. Accordingly, the net equipment balance at February 29, 2004 includes material and labor costs totaling $115,000, which was capitalized during the current fiscal year. Of that total, $26,000 related to the acquisition of product testing equipment, and $89,000 related to the development of tooling to be used repeatedly in the manufacture of new products throughout a period of at least three years. There were no capitalized material and labor costs included in the net equipment balance at May 31, 2003.

         4.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

              At February 29, 2004, the total outstanding balance under the revolving line of credit was $-0-. Consequently, the entire maximum borrowing limit of $2,500,000 was available for borrowing.

              On December 15, 2003, which was the date that it was scheduled to mature, the revolving line of credit was renewed twelve months until December 15, 2004. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's prime rate (4.0% at February 29, 2004) plus 0.5%.

              In addition to the revolving line of credit, at February 29, 2004 the Company had two long-term notes payable with the same bank that provides the revolving line of credit. The total amount of the principal balances due under the two promissory notes was $1,232,000, of which $427,000 is classified on the balance sheet as a current liability due within twelve months. For both notes, the interest rate applicable to outstanding balances is the sum of the Wall Street Journal's prime rate (4.0% at February 29, 2004) plus 0.5%.

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

              On March 10, 2004, the Company used surplus cash generated from operations to pay the bank the entire principal balance remaining on a promissory note that had a principal balance of $1,020,833 at February 29, 2004, and required monthly principal installment payments of $29,167, plus interest, through January 2007.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 29, 2004, the Company was compliant with all of the financial covenants.

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at February 29, 2004 was $233,000, compared to deferred revenue at May 31, 2003 of $55,000.

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

                                                        Nine-Month Period Ended   Three-Month Period Ended
                                                      February 29,  February 28,  February 29,  February 28,
                                                      --------------------------  --------------------------
                                                          2004          2003          2004          2003

Net Income:                                           $ 1,212,000   $ 1,125,000   $   504,000   $   426,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                0             0             0             0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect
                                                           13,000         6,000         6,000             0
                                                      ------------  ------------  ------------  ------------

   Pro forma                                          $ 1,199,000     1,119,000       498,000       420,000
Earnings per common share and common share
      assuming dilution:
   As reported                                        $      0.18   $      0.17   $      0.08   $      0.06
   Pro forma                                          $      0.18   $      0.17   $      0.07   $      0.06

              The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the nine months ended February 29, 2004 and February 28, 2003, respectively. No dividend rate for both periods; price volatility of 20% for both 2004 and 2003; risk-free interest rates of approximately 4.4% in 2004 and 3.7% in 2003; and expected lives of ten years.

         7.   EARNINGS PER SHARE

              The following data show the amounts used in computing earnings per share and the weighted average number of common shares assuming dilution:

                                           Nine-Month Period Ended     Three-Month Period Ended
                                          February 29,  February 28,  February 29,  February 28,
                                          --------------------------  --------------------------
                                              2004          2003          2004          2003

Net Income                                $ 1,212,000   $ 1,125,000   $   504,000   $   426,000
                                          ============  ============  ============  ============

Weighted Average Number of Common
   Shares Outstanding during the Period     6,672,000     6,670,000     6,677,000     6,670,000
                                          ------------  ------------  ------------  ------------

Effect of Dilutive Securities Options          19,000         4,000        31,000         5,000
                                          ------------  ------------  ------------  ------------

Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
    in Diluted EPS                          6,691,000     6,674,000     6,708,000     6,675,000
                                          ============  ============  ============  ============

              Options on 77,000 shares of common stock were not included in computing EPS assuming dilution for the nine-month period and the three-month period ended February 29, 2004 because their effects were antidilutive. Options on 85,000 shares of common stock were not included in computing diluted EPS for the nine-month period and the three-month period ended February 28, 2003 because their effects were antidilutive.

         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Space Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at February 29, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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

         9.   STOCKHOLDERS' EQUITY

              The Company had a non-statutory stock option plan, which was in effect from December 23, 1993 through its termination date of December 23, 2003. Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. During the nine-month and three-month periods ended February 29, 2004, but before the plan termination date of December 23, 2003, the Company granted stock options to acquire 76,000 and 69,000 shares, respectively. Termination of the stock option plan did not nullify stock options previously granted, but not exercised. Those options continue to be exercisable through their expiration dates, which occur ten years after their grant dates.

              During the three-month period ended February 29, 2004, outstanding options to acquire 12,500 shares of common stock were exercised. The effect on stockholders' equity of both the exercised stock options and total net income through February 29, 2004 is reflected below:


                                     Common Stock         Additional                     Total
                             --------------------------     Paid-In      Retained    Stockholders'
                                Shares        Amount        Capital      Earnings       Equity
---------------------------  ------------  ------------  ------------  ------------  ------------

Balance, May 31, 2003          6,670,000   $     7,000   $ 7,193,000   $ 3,833,000   $11,033,000

Exercise of stock options         13,000            --        26,000            --        26,000
                             ------------  ------------  ------------  ------------  ------------

Net income                            --            --            --     1,212,000     1,212,000
                             ------------  ------------  ------------  ------------  ------------

Balance, February 29, 2004     6,683,000   $     7,000   $ 7,219,000   $ 5,045,000   $12,271,000
                             ============  ============  ============  ============  ============


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

         THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2003

         Revenues recognized during the third quarter ended February 29, 2004 were $4,013,000. While that amount was commensurate with revenue recognized during the second quarter this year, it is $998,000 and 20% less than the revenues of $5,011,000 recognized during the third quarter last year. The decrease in revenues is primarily the result of two factors. Revenues recognized from contracts for Patriot Advanced Capability ("PAC-3") defense missile products were much greater during the quarter ended February 28, 2003 than the quarter ended February 29, 2004, due to more activity resulting from the timing of receipts of materials during the third quarter last year than during the same quarter this year. Also contributing to the decrease in revenues during the quarter ended February 29, 2004, compared to the same quarter last year, was that the Company directed a larger proportion of its manufacturing labor to start-up efforts associated with customer contracts for new products during the quarter ended February 29, 2004 than during the same quarter last year.

         Cost of revenues for the quarter ended February 29, 2004 was $2,760,000, compared to $3,669,000 for the same quarter last year. A large portion of the $909,000 and 25% decrease in cost of revenues was a $411,000 decrease in the combination of adjustments to increase inventory reserves and write-off slow-moving inventory items. Those adjustments, which relate to management's estimates regarding the extent to which the Company's inventory items will be used to generate future revenues, totaled $24,000 during the quarter ended February 29, 2004, compared to $435,000 during the same quarter last year. The large inventory adjustment incurred during the quarter ended February 28, 2003 was the result of the Company adopting more aggressive criteria for evaluating inventory components. The Company has continued to apply those same criteria throughout the current fiscal year. Offsetting part of the decrease in inventory adjustments were costs incurred during the quarter ended February 29, 2004 for the qualification of additional tactical military products that were significantly greater than qualification costs for new products that were incurred during the same period last year.

         Gross margin for the quarter ended February 29, 2004 decreased $89,000 and 7% to $1,253,000, and 31% of revenues, from $1,342,000, and 27% of revenues, reported for the same quarter last year. The increase in gross margin as a percent of revenues occurred primarily as a result of the decrease in inventory adjustments compared to last year, as noted above.

         Selling, general and administrative expenses decreased by $142,000 and 16%, from $876,000 during the quarter ended February 28, 2003 to $734,000 during the quarter ended February 29, 2004. That decrease is due primarily to a reduction in adjustments to accounts receivable reserves, which was partially offset by increased attorneys' fees to prosecute Hi-Shear's lawsuit to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $519,000 for the quarter ended February 29, 2004 compared to operating income of $466,000 for the same quarter last year. The $53,000 and 11% increase is the result of all the factors identified above.

         Interest expense decreased from $40,000 for the third quarter last year to $15,000 for the third quarter ended February 29, 2004. The $25,000 decrease was the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt was reduced by $757,000 from $1,989,000 at February 28, 2003 to $1,232,000 at February 29, 2004,
         after being reduced by $2,557,000 from $3,895,000 at November 30, 2002 to $1,338,000 at November 30, 2003.

         There is no income tax expense recorded for the third quarters ended February 29, 2004 and February 28, 2003. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         Net income for the quarter ended February 29, 2004 increased $78,000 and 18% to $504,000, and $0.08 per share, compared to net income of $426,000, and $0.06 per share, reported for the same quarter last year.

         NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2003

         Revenues recognized during the nine months ended February 29, 2004 were $11,561,000, which is $739,000 and 6% less than the revenues of $12,300,000 recognized during the same period last year. Increased revenues on defense-related contracts for production of electronic ejection seat control products for military aircraft were partially offset by decreased revenues on defense-related contracts for Patriot Advanced Capability ("PAC-3") missile products, which was associated with reduced activity resulting from the timing of the receipts of materials. Also contributing to the decrease in revenues was that the Company directed a larger proportion of its manufacturing labor to start-up efforts associated with customer contracts for new products during the nine months ended February 29, 2004 than during the same period last year.

         Cost of revenues for the nine months ended February 29, 2004 was $7,752,000 compared to $8,751,000 for the same period last year. The $999,000 and 11% decrease in cost of revenues, which coincides with the 6% decrease in revenues during the same period, was primarily the result of a $724,000 decrease in the combination of adjustments to increase inventory reserves and write-off slow-moving inventory items. Those adjustments, which relate to management's estimates regarding the extent to which the Company's inventory items will be used to generate future revenues, totaled $96,000 during the nine months ended February 29, 2004, compared to $820,000 during the nine-month period ended February 28, 2003. The large inventory adjustment incurred during the nine months ended February 28, 2003 was the result of the Company adopting more aggressive criteria for evaluating inventory components. The Company has continued to apply those same criteria throughout the current fiscal year. Offsetting part of the decrease in inventory adjustments were costs incurred during the nine-month period ended February 29, 2004 for the qualification of additional tactical military products that were significantly greater than qualification costs for new products that were incurred during the same period last year.

         Gross margin for the nine months ended February 29, 2004 increased $260,000 and 7% to $3,809,000, and 33% of revenues, from $3,549,000, and 29% of revenues, reported for the same period last year. The increase in gross margin as a percent of revenues occurred primarily as a result of the decrease in inventory adjustments compared to last year, as noted above.

         Selling, general and administrative expenses increased by $297,000 and 13%, from $2,247,000 during the nine months ended February 28, 2003 to $2,544,000 during the nine months ended February 29, 2004. Contributing to the increased total selling, general and administrative expenses were increased attorneys' fees to prosecute Hi-Shear's lawsuit to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8). Offsetting part of that increase in total expenses was a reduction in adjustments to accounts receivable reserves.

         The Company realized operating income of $1,265,000 for the nine-month period ended February 29, 2004 compared to operating income of $1,302,000 for the same period last year. The $37,000 and 3% decrease is the result of all the factors identified above.

         Interest expense decreased from $177,000 for the nine-month period ended February 28, 2003 to $53,000 for the nine-month period ended February 29, 2004. The $124,000 decrease was the result of the combination of a significant reduction in outstanding debt with the Company's bank and a reduction in the interest rates applicable to the outstanding debt balances. Total bank debt at the end of the nine-month periods ended February 29, 2004 and February 28, 2003 was $1,232,000 and $1,989,000, respectively. That represents a $757,000 reduction. Furthermore, total bank debt at the beginning of the nine-month periods decreased $2,518,000 from $3,870,000 at May 31, 2002 to $1,352,000 at
         May 31, 2003.

         There is no income tax expense recorded for the nine-month periods ended February 29, 2004 and February 28, 2003. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         Net income for the nine-month period ended February 29, 2004 increased $87,000 and 8% to $1,212,000, and $0.18 per share, compared to net income of $1,125,000, and $0.17 per share, for the same period last year.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $9,025,000 and $8,265,000 at February 29, 2004 and at May 31, 2003, respectively. The billed component of the total accounts receivable balance at February 29, 2004 was $4,519,000 compared to $3,467,000 at May 31, 2003.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 29, 2004 were $4,488,000 compared to $4,780,000 at May 31, 2003. The $292,000 decrease in the unbilled receivable balance is reflective of the Company having "earned" less contract revenues prior to billable "milestones" at February 29, 2004 than at May 31, 2003.

         The accounts receivable balances at both February 29, 2004 and May 31, 2003 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit (See Note 8).

         At both February 29, 2004 and May 31, 2003, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, decreased from $1,591,000 at May 31, 2003 to $1,500,000 at February 29, 2004. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $574,000 at February 29, 2004, compared to $465,000 at May 31, 2003.

         The Company's total bank debt decreased during the nine-month period ended February 29, 2004 by $120,000 from $1,352,000 at May 31, 2003 to
         $1,232,000 at February 29, 2004. Since the total outstanding balance on the Company's revolving line of credit, which provides for a maximum borrowing limit of $2,500,000, was $-0- at both dates, the Company's total bank debt at both dates related entirely to long-term notes payable. During the nine-month period ended February 29, 2004, one of the outstanding notes payable at May 31, 2003 was paid in full, and the Company obtained bank financing for the purchase of equipment under a new long-term note payable for $230,000 (See Note 4).

         On March 10, 2004, the Company used surplus cash generated from operations to pay the bank the entire unpaid principal balance remaining on a promissory note that had an unpaid principal balance of $1,020,833 at February 29, 2004. That note required monthly principal installment payments of $29,167, plus interest, through January 2007.

         LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended February 29, 2004, net cash of $889,000 was provided by operating activities, compared to net cash of $1,825,000 that was provided by operating activities during the first nine months last year. Contributing to the $936,000 decrease in operating cash flows was collecting $562,000 less from accounts receivable invoices during the nine months ending February 29, 2004 than during the same nine-month period last year. Increased cash disbursements for accounts payable and payroll were partly offset by paying $139,000 less for interest on the Company's bank debt during the nine months ending February 29, 2004 than during the same nine-month period last year.

         To supplement cash provided by operating activities in order to meet its cash obligations, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank. The outstanding balance under this line of credit at both February 29, 2004 and May 31, 2003 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at February 29, 2004 was $2,500,000.

         On December 15, 2003, which was the date that it was scheduled to mature, the revolving line of credit was renewed twelve months until December 15, 2004. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's prime rate (4.0% at February 29, 2004) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 29, 2004, the Company was compliant with all of the financial covenants.

         In its attempt to minimize interest expense associated with the outstanding balance under the revolving line of credit, the Company consistently maintains a minimal cash balance. As cash becomes available through collections of accounts receivable it is used to make payments on Company obligations, including reductions on the revolving line of credit. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheets at February 29, 2004 and May 31, 2003 were $415,000 and $57,000, respectively.

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

ITEM 6 - EXHIBITS

         (a)  Exhibits:     Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.
                            Exhibits 32 Section 1350 Certification.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 13, 2004                          By:   /s/ George W. Trahan
         -----------------                             -------------------------
                                                       George W. Trahan
                                                       President and CEO



Date:    April 13, 2004                          By:   /s/ Gregory J. Smith
         -----------------                             -------------------------
                                                       Gregory J. Smith
                                                       Vice President and CFO