Form 10KSB
period 2004-05-31
HI SHEAR TECHNOLOGY CORP
filed 2004-08-30
CIK 918027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934

     FOR THE FISCAL YEAR ENDED MAY 31, 2004    COMMISSION FILE NUMBER: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $ 16,419,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $5,201,000 as of August 17, 2004, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,683,000 shares of the Registrants Common Stock issued and outstanding as of August 17, 2004.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2004.

Transitional Small Business Disclosure Format          YES (  )         NO ( X )

================================================================================


                                   HI-SHEAR TECHNOLOGY CORPORATION
                                             FORM 10-KSB

                                          TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.
         ITEM 1   BUSINESS..................................................................      1

         ITEM 2   PROPERTIES................................................................      4

         ITEM 3   LEGAL PROCEEDINGS.........................................................      4

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................      5

PART II.
         ITEM 5   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND.................      6
                  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................................      6

         ITEM 7   FINANCIAL STATEMENTS......................................................     11

         ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING...............     11
                  AND FINANCIAL DISCLOSURE

         ITEM 8A  CONTROLS AND PROCEDURES...................................................     11

         ITEM 8B  OTHER INFORMATION.........................................................     11

PART III.
         ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;.............     12
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         ITEM 10  EXECUTIVE COMPENSATION....................................................     12

         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............................     12

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................     12

         ITEM 13  EXHIBITS .................................................................     12

         ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................     12

SIGNATURES        ..........................................................................     13

EXHIBIT INDEX     ..........................................................................     14

INDEX TO FINANCIAL STATEMENTS...............................................................     15


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

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products were originally introduced to meet the needs of the United States space program, and consist primarily of pyrotechnic power cartridges and various types of aerospace separation devices designed to meet the demand for reliable high performance devices with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. Hi-Shear cartridges, cutters, pin pullers, separation nuts and separation bolts are used widely in the functioning of satellites and the vehicles which launch them into space. In addition, we design and manufacture electronic systems that control and sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices and pyrotechnic products are used in missiles, launch vehicles, weapon systems, fighter aircraft ejection seats and other applications. We continually adapt our technology to produce products for other applications where pyrotechnic power is desirable. Hi-Shear's products can be grouped into three product categories as follows:

         PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, weapon systems and other space vehicles that require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to open satellite doors, deploy solar panels, booms, communications antennae, missile fins, and in driving stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout its space exploration missions and the Space Shuttle.

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

         In addition, we supply sophisticated highly reliable mechanical sub-components used for space vehicles and weapons systems according to customer supplied detailed designs and testing requirements.

         While it represents a relatively small proportion of Hi-Shear's current total revenues, the Company also manufactures and markets pyrotechnic cutters that are fast, safe, and reliable tools designed for use in a wide range of emergency situations for fire and rescue, law enforcement, and military rescue teams. The LIFESHEAR cutter's light weight, mobility and ease of use enable it to quickly cut through a variety of tough materials, auto parts and reinforcing bar in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The tools are manufactured and marketed outside the United States and Canada under license by Akers Krutbruk Protection AB, Akers Styckebruk, Sweden.

         ELECTRONIC PRODUCTS. Hi-Shear is a key supplier both in the U.S. and overseas of ejection seat control units for the U.S. Air Force ACES II crew ejection seat installed in many fighter aircraft, including the A-10, B-2, F-15 and F-16. The Analog Recovery Sequencer electronically fires various ordnance events that deploy parachutes and rockets in connection with the pilot's ejection from fighter aircraft. These safety units have a service life of seven years, after which they must be replaced or refurbished.

         Hi-Shear also supplies electronic safe arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is fully developed and has entered the low rate initial production (LRIP) and full-scale production phases. We employ a proprietary initiator that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years, which is among the longest in the industry.


                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers tend to be large aerospace prime or subcontractors. In addition, the Company derives a significant amount of its revenue from contracts it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin and the United States Government accounted for 30% and 24%, respectively, of the Company's revenues in fiscal year 2004. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In fiscal year 2004, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2004, we continued our programs to reduce many of the manufacturing lead-times to help our customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

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

          As of May 31, 2004, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $13.5 million and $18.3 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $9.6 million and $14.3 million, respectively. The increase in backlogs was a consequence of growth in bookings of new orders relating to the Company's increased efforts during fiscal year 2004 to qualify as a supplier of new space and defense products, together with continued increased defense spending by the federal government.

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

                          MANUFACTURING AND PRODUCTION

         Production consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the power cartridge. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2004, Hi-Shear had approximately 80 full time employees, the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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

ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a lease, which has been extended for five (5) years through August 31, 2009. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending site. We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

         In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at May 31, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

         A counterclaim was filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. As part of its defense in the litigation, Alliance claims that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle in order that Alliance receive a performance incentive award payment from NASA of up to $6 million. Hi-Shear believes that Alliance in early 2000, in an attempt to avoid responsibilities for its contractual obligations, instigated an investigation by NASA, which resulted in a criminal investigation of the Company and a key employee by the United States Attorney for the Middle District of Florida related to the claim above. After a careful review of the facts, the United States Attorney has declined any prosecution regarding this matter.

         In July 2004, Hi-Shear sued Pacific Scientific Energetic Materials Company, a Delaware Corporation in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. The events of this matter are related to the United Space Alliance lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                          High          Low
                                                          ----          ---
         Fiscal Year 2004 ending May 31, 2004

                           4th Quarter                 $  4.00       $  2.95
                           3rd Quarter                    3.90          2.61
                           2nd Quarter                    3.83          2.50
                           1st Quarter                    3.50          2.02

         Fiscal Year 2003 ending May 31, 2003


                           4th Quarter                 $  2.26       $  1.80
                           3rd Quarter                    2.84          1.99
                           2nd Quarter                    3.10          1.98
                           1st Quarter                    2.60          1.55


         Hi-Shear has never paid cash dividends, and the payment of any cash dividends in the future are subject to the terms of its credit facility (see
Note 8, Financial Statements). Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         Our 1993 nonstatutory stock option plan, which provided for the issuance of options to purchase up to 500,000 shares of our common stock, terminated by its terms on December 23, 2003 (See Note 13).

         The number of holders of record of Hi-Shear's Common Stock was 71 and the number of beneficial shareholders was approximately 1,448 as of August 16, 2004.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

         The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These include the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs, and the economy in general.

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

         Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2004 would change both the amount of revenue and earnings recognized by approximately $72,000.

         We evaluate and update estimated costs to complete open contracts on a regular basis. Those evaluations and updates include the participation of management and other key employees from all operational areas. Changed estimates to complete the contracts are then incorporated in the calculations of revenues and profits.

         Included in the inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The method utilized in management's assessment is to select a sample of the total inventory that it considers to be representative of the total inventory. Each sample item is separately evaluated, and reserve amounts are calculated, based upon its assessment of the likelihood that the item will be used for a future contract. After similarly assessing and calculating individual reserve amounts, where management deems appropriate, the resulting total reserve percentage of the sample is applied to the total inventory. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2004 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2003

         Revenues recognized during fiscal year 2004 were $16,419,000, which is $83,000 more than the total revenues of $16,336,000 recognized during fiscal year 2003. The total of revenues derived from production on defense-related contracts for both electronic ejection seat control products for military aircraft and "safe and arm" devices for Patriot Advanced Capability ("PAC-3") missiles was essentially the same during both fiscal year 2004 and fiscal year 2003. Together, those two product groups represented 46% of the Company's total revenues for both fiscal years, with combined revenues of $7,473,000 during fiscal year 2004 and $7,465,000 during fiscal year 2003. Revenues on sales to foreign customers increased $1,176,000 from $1,120,000 during fiscal year 2003 to $2,296,000 and 14% of the Company's total revenues during fiscal year 2004. Although more than half of the growth in revenues from sales to foreign customers was related to increased sales of electronic ejection seat products to those customers, the Company also realized increased revenues during fiscal year 2004 from sales of commercial satellite products to foreign customers. However, total revenues derived from the sales of products for both satellites and launch vehicles during fiscal year 2004 was about the same as revenue for those products during the previous fiscal year, which is indicative of the continuing slow rate of growth in worldwide sales of commercial communication satellite products. In order to enhance its ability to gain a larger share of business in the satellite market, the Company successfully qualified and sold new satellite products during fiscal year 2004 that contributed $436,000 of revenue during the fiscal year. Those qualification accomplishments, together with the qualification and initial production of new products used for defense, had the effect of slowing revenue growth in fiscal year 2004 by requiring a larger proportion of the Company's engineering and manufacturing labor to be devoted to those type of start-up activities than during the previous fiscal year. As is customary, the qualification and initial production activities performed during fiscal year 2004 yielded less revenue per hour worked than if the activities performed by those people were for regular backlog production. As evidence of the Company's success in expanding its share of business in both the space and defense markets through qualification of new products, together with continued increased defense spending by the United States government, significant growth in new orders resulted in the Company's backlog of contract revenue increasing from $9.6 million at May 31, 2003 to $13.5 million at May 31, 2004.

         Cost of revenues for the year was $11,239,000 compared to $11,683,000 for last year. The $444,000 and 4% decrease in cost of revenues was primarily the result of less costs recognized during fiscal year 2004 for adjustments in inventory valuations, which was partially offset by increases during the same period in costs associated with the Company's efforts to qualify new satellite and tactical military products. Increases to inventory reserves and write-off of slow-moving inventory items resulted in $134,000 charged to cost of sales for fiscal year 2004, compared to $1,352,000 that was charged to cost of sales for similar adjustments during fiscal year 2003. The adjustments to inventory valuations relate to management's estimates regarding the extent to which the Company's stock and finished goods inventory items will be used in generating future revenues. The large adjustment recognized during fiscal year 2003 was the result of the Company's management adopting more stringent criteria for evaluating inventory components. Those same criteria continued to be applied in the same manner throughout fiscal year 2004. In addition, cost of revenues for fiscal year 2004 include $253,000 for anticipated future realization of gross margin losses on contracts in process at May 31, 2004. Recognition of similar anticipated future realization of gross margin losses on contracts in process as of the end of the previous fiscal year amounted to only a $5,000 increase to cost of revenues for fiscal year 2003.

         Gross margin for fiscal year 2004 increased $527,000 and 11% to $5,180,000, or 32% of revenues, from $4,653,000, or 28% of revenues, reported for the fiscal year 2003. The increase in the total gross margin amount, and the improvement in gross margin as a percentage of revenues, was primarily a result of cost savings from more efficient contract production and less costs recognized from reductions in inventory valuations than during the previous fiscal year. Those cost savings exceeded the additional costs incurred during the current fiscal year from the Company's increased level of new product qualifications.

         Selling, general and administrative expenses increased by $323,000 and 11%, from $2,887,000 during fiscal year 2003 to $3,210,000 during fiscal year 2004. Contributing to the increased total selling, general and administrative expenses were increased legal fees to prosecute Hi-Shear's lawsuit to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 12). Offsetting part of that increase in total legal expenses was a reduction in adjustments to accounts receivable reserves.

         The Company realized operating income of $1,970,000 for fiscal year 2004 compared to operating income of $1,766,000 for fiscal year 2003. The $204,000 and 12% increase in operating performance is the result of all the factors identified above.

         Interest expense decreased from $199,000 for fiscal year 2003 to $55,000 for fiscal year 2004. The decrease of $144,000, or 72%, was primarily the result of a significant reduction in outstanding debt with the Company's bank. Total bank debt, which was $1,352,000 at May 31, 2003, was reduced to $-0-at May 31, 2004, as the result of using net cash generated from operating activities throughout fiscal year 2004 to voluntarily pay off all of the Company's bank debt prior to loan maturity dates. While the Company had no bank debt at May 31, 2004, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through December 15, 2004.

         There is no income tax expense recorded for either fiscal year 2004 or fiscal year 2003. For both fiscal years the income tax expense that ordinarily would be associated with the Company's amount of taxable income was offset by the tax "benefit" from the recognition of net deferred tax assets.

         Net income for fiscal year 2004 increased by $348,000 and 22% from $1,567,000, or $0.23 per share, to $1,915,000, or $0.29 per share.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $8,327,000 and $8,265,000 at the end of fiscal year 2004 and fiscal year 2003, respectively. The billed component of the total accounts receivable balance at May 31, 2004 was $3,287,000 compared to $3,467,000 at the end of the previous fiscal year. The accounts receivable balance at May 31, 2004 was reduced by $27,000 for a reserve on one doubtful account.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2004 were $5,049,000 compared to $4,779,000 at the end of fiscal year 2003. The $270,000 increase in the unbilled receivable balance is reflective of the Company having "earned" more contract revenues prior to billable "milestones" at the end of fiscal year 2004 than at the end of fiscal year 2003. Unbilled receivables at May 31, 2004 and 2003 also included reductions of $253,000 and $5,000, respectively, for anticipated future realization of gross margin losses on contracts in process.

         The accounts receivable balances at both May 31, 2004 and May 31, 2003 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 12)

         At both May 31, 2004 and May 31, 2003, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, decreased from $1,591,000 at May 31, 2003 to $1,563,000 at May 31, 2004. The $28,000 decrease in net inventory balance during fiscal year 2004 includes increases to inventory reserves and write-offs of slow-moving inventory items amounting to $134,000. Offsetting most of the decrease in total net inventory costs that resulted from those inventory adjustments were total costs for additions to inventory exceeding total costs of inventory consumed in manufacturing during fiscal year 2004. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $420,000 at May 31, 2004, compared to $465,000 at May 31, 2003.

         Trade accounts payable decreased from $791,000 at the end of fiscal year 2003 to $746,000 at the end of fiscal year 2004. There are no disputed amounts included in accounts payable at May 31, 2004.

         At May 31, 2004 the Company did not have any bank debt. During fiscal year 2004, the Company paid off all of its existing bank debt with surplus cash generated from its operating activities. While the Company had no bank debt at May 31, 2004, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2004 maturity date (See Note 8).

         As of May 31, 2004, the Company had federal net operating loss carryovers of approximately $3,982,000, which expire as follows: $1,144,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in 2016. The Company
also has state net operating loss carryovers of approximately $1,221,000, which expire as follows: $868,000 in 2005 and $353,000 in 2006. In addition, as of May 31, 2004, the Company had federal and state income tax credit carryovers of $229,000 and $107,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.


                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $2,328,000 was provided by operating activities during fiscal year 2004, compared to net cash of $2,560,000 that was provided by operating activities during fiscal year 2003. The $232,000 decrease in operating cash flows was a combination of several factors. Collections from billed accounts receivable were $160,000 greater during fiscal year 2004 than during fiscal year 2003. In addition, disbursements for interest on bank debt were $159,000 less during fiscal year 2004 than during the previous fiscal year. However, cash disbursements for payroll and accounts payable, excluding payments for purchased equipment, during fiscal year 2004 exceeded similar disbursements during fiscal year 2003 by an amount that more than offset the increase in operating cash flows generated from increased collections and decreased interest payments.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at May 31, 2004 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at May 31, 2004 was $2,500,000. The line of credit is available to the Company through December 15, 2004, which is its scheduled maturity date. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.0% at May 31, 2004) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2004, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use. Furthermore, Hi-Shear's management is confident that the availability of sufficient cash under a revolving line of credit will continue well beyond the maturity date of the current line of credit.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at May 31, 2004 did not exist, and therefore reported "cash and cash equivalents" at that date was $506,000.

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

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2004 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2004 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2004 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2004 and is incorporated herein by reference.


ITEM 13.  EXHIBITS

         Exhibits: See "Exhibit Index", page 14.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2004 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HI-SHEAR TECHNOLOGY CORPORATION


Date: August 30, 2004                  By:  /s/ George W. Trahan
                                            ------------------------------------
                                            President, Chief Executive Officer
                                             and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 30, 2004                  By:  /s/ George W. Trahan
                                            ------------------------------------
                                            President, Chief Executive Officer
                                            and Co-chairman


                                       By:  /s/ Thomas R. Mooney
                                            ------------------------------------
                                            Director, Co-chairman of the Board


                                       By:  /s/ Gregory J. Smith
                                            ------------------------------------
                                            Vice President of Finance and Chief
                                            Financial Officer


                                       By: /s/ Jack Bunis
                                            ------------------------------------
                                            Director


                                       By:  /s/ David W. Einsel
                                            ------------------------------------
                                            Director


                                       EXHIBIT INDEX
                                                                               SEQUENTIALLY
EXHIBIT NUMBER                          DESCRIPTIONS                             NUMBERED
--------------                          ------------                             --------
3.1                Certificate of Incorporation, as amended(1)
3.2                Bylaws, as amended(2)
4.1                Form of Common Stock(3)
10.1               1993 Stock Option Plan(2)
10.2.1             Consulting Agreement with Thomas R. Mooney(6)
10.3               Employment Agreement with George W. Trahan(5)
10.3.1             Amendment to Employment Agreement with George W. Trahan(6)
10.4.1             Torrance Property Lease(6)
10.4.1.1           Torrance Property Lease Amendment #1
10.5.1             Form of Buy/Sell Agreement(6)
10.6               Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1             Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2             Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3             Promissory Note and Amendment Relating to U.S. Bank Credit Facility(7)
10.6.3.1           Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.2           Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(11)
10.6.3.3           Amendment to Promissory Note Relating to U.S. Bank Credit Facility
10.6.4             Term Note Related to U.S. Bank Credit Facility(11)
16.2               Letter on Change in Certifying Accountant(9)
16.3               Letter on Change in Certifying Accountant (10)
20                 Form 8-K/A filed August 8, 2003
23.1               Consent of Raimondo Pettit Group(11)
23.2               Consent of Grant Thornton LLP(11)
31                 Rule 13a-14(a) Certifications
32                 Section 1350 Certifications

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2
REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION ON JANUARY 10, 1994.
(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2
REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION ON FEBRUARY 1, 1994.
(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2
REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION ON MARCH 23, 1994.
(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.
(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.
(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.
(7) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 2002.
(8) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2002.
(9) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.2 TO FORM 8-K/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2003.
(10) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.3 TO FORM
8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2003.
(11) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 19, 2003

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report..........................................       F-1

Balance Sheet.........................................................       F-2

Statements of Operations..............................................       F-3

Statement of Stockholders' Equity   ..................................       F-4

Statements of Cash Flows   ...........................................       F-5

Notes to Financial Statements.........................................F-6 - F-17

                              RAIMONDO PETTIT GROUP
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2004 and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Raimondo Pettit Group


Torrance, California
August 11, 2004

HI-SHEAR TECHNOLOGY CORPORATION


BALANCE SHEET
MAY 31, 2004

ASSETS
--------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                         $   506,000
   Accounts receivable, net (Note 4)                                   8,327,000
   Inventories, net (Note 5)                                           1,563,000
   Deferred income taxes (Note 11)                                       870,000
   Prepaid expenses and other current assets                             154,000
                                                                     -----------

     TOTAL CURRENT ASSETS                                             11,420,000

Land (Note 7)                                                            846,000
Equipment, net (Note 6)                                                1,794,000
Deferred income taxes, net (Note 11)                                     817,000
                                                                     -----------

                                                                     $14,877,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities
   Trade accounts payable                                            $   746,000
   Accrued liabilities (Note 9)                                        1,066,000
   Deferred revenue (Note 10)                                             91,000
                                                                     -----------

     TOTAL CURRENT LIABILITIES                                         1,903,000

Commitments and contingencies (Notes 12 & 15)

Stockholders' Equity (Note 13)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                         --
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,683,000 shares issued and outstanding                               7,000
   Additional paid-in capital                                          7,219,000
   Retained earnings                                                   5,748,000
                                                                     -----------

     TOTAL STOCKHOLDERS' EQUITY                                       12,974,000
                                                                     -----------

                                                                     $14,877,000
                                                                     ===========
See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,

                                                      2004              2003
--------------------------------------------------------------------------------

REVENUES (Note 3)                                  $16,419,000      $16,336,000

Cost of Revenues                                    11,239,000       11,683,000
                                                   -----------      -----------

GROSS MARGIN                                         5,180,000        4,653,000

Selling, General and Administrative Expenses         3,210,000        2,887,000
                                                   -----------      -----------

OPERATING INCOME                                     1,970,000        1,766,000

Interest Expense (Note 8)                               55,000          199,000
                                                   -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                     1,915,000        1,567,000

Income Tax Expense (Note 11)                               -0-              -0-
                                                   -----------      -----------

NET INCOME                                         $ 1,915,000      $ 1,567,000
                                                   ===========      ===========

Basic Earnings per Common Share and
     Per Common Share Assuming Dilution            $      0.29      $      0.23
                                                   -----------      -----------

                                                   ===========      ===========

Weighted Number of Common Shares Outstanding:
     Basic                                           6,675,000        6,670,000
                                                   ===========      ===========
     Diluted                                         6,696,000        6,673,000
                                                   ===========      ===========

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION


STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2004 AND 2003



                                       Common Stock              Additional                            Total
                               ----------------------------       Paid-In           Retained       Stockholders'
                                  Shares           Amount         Capital           Earnings          Equity
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 2002            6,670,000      $     7,000      $ 7,193,000      $ 2,266,000      $ 9,466,000

  Net income                            --               --               --        1,567,000        1,567,000
                               -----------      -----------      -----------      -----------      -----------

Balance, May 31, 2003            6,670,000            7,000        7,193,000        3,833,000       11,033,000

  Stock options exercised           13,000               --           26,000                            26,000
  Net income                            --               --               --        1,915,000        1,915,000
                               -----------      -----------      -----------      -----------      -----------

Balance May 31, 2004             6,683,000      $     7,000      $ 7,219,000      $ 5,748,000      $12,974,000
                               ===========      ===========      ===========      ===========      ===========


See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,
                                                                   2004              2003
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 1,915,000       $ 1,567,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               364,000           733,000
       Provision for inventory reserves                             97,000           647,000
         Write-off of obsolete inventory, net of reserves           37,000           705,000
         Provision for accounts receivable reserves                 27,000           346,000
       Deferred income taxes                                       (86,000)                0
   Changes in assets and liabilities:
     Accounts receivable                                           (90,000)         (385,000)
     Inventories                                                  (106,000)         (296,000)
     Prepaid expenses and other assets                              24,000                 0
     Accounts payable                                              (45,000)         (562,000)
     Accrued payroll and related costs                             157,000            24,000
     Deferred revenue                                               36,000           (34,000)
     Other accrued liabilities                                      (2,000)         (185,000)
                                                               ------------      ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES               2,328,000         2,560,000
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                          (553,000)          (98,000)
                                                               ------------      ------------

         NET CASH USED IN INVESTING ACTIVITIES                    (553,000)          (98,000)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on bank line of credit, net                                  0        (3,371,000)
   Proceeds from stock options exercised                            26,000                 0
   Proceeds from notes payable                                     230,000         1,400,000
   Principal payments on notes payable                          (1,582,000)         (547,000)
                                                               ------------      ------------

         NET CASH USED IN FINANCING ACTIVITIES                  (1,326,000)       (2,518,000)
                                                               ------------      ------------

         NET INCREASE (DECREASE) IN CASH                           449,000           (56,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      57,000           113,000
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   506,000       $    57,000
                                                               ============      ============

Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                      $    61,000       $   220,000

   Cash paid during the year for income taxes                  $    39,000            41,000

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

EQUIPMENT:

Equipment is recorded at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows: machinery and equipment, 5 to 10 years; tooling, 3 years; furniture and fixtures, 10 years.

LAND:

Investment in land is recorded at the lower of cost or net realizable value.

IMPAIRMENT ON LONG-LIVED ASSETS:

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

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both fiscal year 2004 and fiscal year 2003 did not change the earnings per share for either of those fiscal years.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                                         Years ended May 31,
                                                              ---------------------------------------
                                                                      2004               2003
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     stockholders                                              $      1,915,000           1,567,000

   Denominator: weighted average shares                               6,675,000           6,670,000

   EARNINGS PER COMMON SHARE - BASIC                           $           0.29                0.23


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
stockholders                                                   $      1,915,000           1,567,000

   Denominator: weighted average shares - diluted                     6,696,000           6,673,000

EARNINGS PER COMMON SHARE - DILUTED                            $           0.29                0.23

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                             6,675,000           6,670,000

   Effect of Dilutive Securities Options                                 21,000               3,000
                                                                 ---------------    ----------------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                                 6,696,000           6,673,000
                                                                 ===============    ================

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                                77,000              85,000
                                                                 ===============    ================

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

                                                                                 2004                    2003
                                                                                 ----                    ----
Net income:

         As reported                                                   $    1,915,000            $    1,567,000
         Add: Stock-based compensation cost included in
                reported net income, net of related tax effects                     0                         0
         Less:  Total stock-based compensation cost determined
                under fair value based method for all awards,
                net of related tax effect                                      19,000                     5,000
                                                                       --------------            --------------

         Pro forma                                                     $    1,896,000            $    1,562,000
Earnings per common share and common share assuming dilution:
         As reported                                                   $         0.29            $         0.23
         Pro forma                                                     $         0.28            $         0.23

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years 2004 and 2003, respectively. No dividend rate for all years; price volatility of 20% in 2004 and 10% in 2003; risk-free interest rates of approximately 4.4% in 2004 and 3.6% in 2003; and expected lives of ten years.

NOTE 2.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year 2004, changes in management's current cost estimates to complete on-going contracts in process resulted in a $206,000 increase to cost of revenue for the recognition of inception-to-date cost of revenues being greater than inception-to-date costs incurred for those contracts expected to yield gross margin losses upon completion. Those adjustments to cost estimates to complete were the result of previously unanticipated events that occurred during the fourth quarter.

NOTE 3.  MAJOR CUSTOMERS

The Company derives a major portion of its revenues directly from certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which are in excess of 10% of total sales, consist of the following:

                                                    2004              2003
                                               ---------------    --------------

Lockheed Martin                                     30%                33%
United States Government (Including NASA)           24%                24%
Boeing Company                                       9%                17%

NOTE 4.  ACCOUNTS RECEIVABLE

Billed and unpaid receivables at May 31, 2003                      $  3,467,000
Billed receivables for fiscal year 2004                              15,885,000
                                                                   ------------
                                                                     19,352,000
Collected receivables for fiscal year 2004                           16,065,000
                                                                   ------------
Billed and unpaid receivables at May 31, 2004                         3,287,000
                                                                   ------------

Unbilled receivables at May 31, 2004:
        Unbilled receivables on contracts in process                  4,450,000
        Accrued losses on uncompleted contracts                        (253,000)
        Unbilled receivables on completed contracts                     852,000
                                                                   ------------
                                                                      5,049,000
                                                                   ------------


Claims receivable at May 31, 2004                                        18,000
                                                                   ------------

Total gross accounts receivable at May 31, 2004                       8,354,000
Allowance for doubtful accounts                                         (27,000)
                                                                   ------------
Total net accounts receivable at May 31, 2004                      $  8,327,000
                                                                   ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at May 31, 2004 were $3,287,000 and $5,049,000, respectively. In addition, total accounts receivables at May 31, 2004 were reduced by a $27,000 allowance for a doubtful billed account.

The accounts receivable balance at May 31, 2004 also includes $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2004 are as follows:

         Total contracts in process                              $ 28,340,000
                                                                 =============

         Total costs incurred                                    $ 10,290,000
         Add estimated earnings                                     4,596,000
                                                                 -------------

         Total revenue recognized                                  14,886,000
         Less amounts billed                                       10,744,000
                                                                 -------------

                                                                 $  4,142,000

         Unbilled receivables on contracts in process            $  4,450,000
         Accrued losses on uncompleted contracts                     (253,000)
         Deferred revenue on contracts in process                     (55,000)
                                                                 -------------
                                                                 $  4,142,000
                                                                 =============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2004 would change both the recognized revenue and earnings by approximately $72,000.

The accounts receivable balance at May 31, 2004 includes a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note
12)

During the fiscal years 2004 and 2003, the Company generated revenues of approximately $2,296,000 and $1,120,000, respectively, from sources outside of the United States.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5.  INVENTORIES

Aerospace and defense inventory:
         Raw materials and component parts                          $   495,000
         Work-in-process                                                922,000
         Finished goods                                                 557,000
                                                                    ------------
                                                                      1,974,000
         Less inventory reserves                                       (420,000)
                                                                    ------------
                  Total aerospace and defense inventory               1,554,000

Non-aerospace and non-defense inventory:
         Work-in-process                                                  9,000
                                                                    ------------

                           Total net inventory                      $ 1,563,000
                                                                    ============


Included in inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The method utilized in management's assessment is to select a sample of the total inventory that it considers to be representative of the total inventory. Each sample item is separately evaluated, and reserve amounts are calculated, based upon its assessment of the likelihood that the item will be used for a future contract. After similarly assessing and calculating individual reserve amounts, where management deems appropriate, the resulting total reserve percentage of the sample is applied to the total inventory. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

NOTE 6.  EQUIPMENT

Machinery and equipment                                               $4,152,000
Office equipment and furniture                                           561,000
Leasehold improvements                                                   154,000
Production and test tooling                                              128,000
Projects in process                                                      323,000
                                                                      ----------
                                                                       5,318,000
Less accumulated depreciation and amortization                         3,524,000
                                                                      ----------

                                  Total net equipment                 $1,794,000
                                                                      ==========

For fiscal year 2004, the Company capitalized costs amounting to $128,000 that was incurred in the purchase or manufacture of production and test tooling related primarily to new products developed and qualified for production by the Company during fiscal year 2004. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7. LAND

The Company owns twelve acres of land in Santa Clarita, CA, on which it has several buildings that it uses for storage and blending of pyrotechnic powders utilized in many of its manufactured products.

NOTE 8.  BANK LINE OF CREDIT AND NOTES PAYABLE

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

At May 31, 2004, the Company did not have any bank debt. During fiscal year 2004, the Company paid off all of its existing bank debt under both the revolving line of credit and various term loans with surplus cash generated from operations. One term loan was paid off when the final installment payment became due, while two other term loans outstanding during a portion of the year were voluntarily paid off prior to their maturity dates.

On December 15, 2003, which was the date that it was scheduled to mature, the revolving line of credit was renewed twelve months until December 15, 2004. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's rate (4.0% at May 31, 2004) plus 0.5%.

The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2004, the Company was compliant with all of the covenants.

NOTE 9. ACCRUED LIABILITIES

As of May 31, 2004, accrued liabilities consist of the following:

Accrued vacation                                                      $  500,000
Accrued salaries, wages and bonus                                        259,000
Deferred compensation                                                    148,000
Accrued commissions                                                       75,000
Miscellaneous                                                             84,000
                                                                      ----------

                 Total accrued liabilities                            $1,066,000
                                                                      ==========

NOTE 10. DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $91,000 at May 31, 2004.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.  INCOME TAXES

Deferred income tax assets in the accompanying balance sheet at May 31, 2004, consist of the following, of which $870,000 is included in current assets:

Deferred income tax assets:
    Net operating loss carryovers                                $   1,462,000
    Income tax credits                                                 336,000
    Other                                                               98,000
                                                                 --------------

                                                                     1,896,000
    Less valuation allowance                                           209,000
                                                                 --------------
    Net deferred income taxes                                    $   1,687,000
                                                                 ==============

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

The provision for income taxes consists of the following:

                                                         2004            2003
                                                      ----------      ----------
Current tax expense:
         Federal                                      $ 702,000       $ 412,000
         State                                          207,000         105,000
         Use of NOL's & tax credit carryovers          (824,000)       (517,000)
                                                      ----------      ----------
                                                      $  85,000       $       0
                                                      ==========      ==========
Deferred tax expense (benefit):
         Federal                                      $ 646,000       $ (82,000)
         State                                          201,000        (114,000)
         Change in valuation allowance                 (932,000)        196,000
                                                      ----------      ----------
                                                      $ (85,000)      $       0
                                                      ==========      ==========
Total tax provision                                   $       0       $       0
                                                      ==========      ==========

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                         2004            2003
                                                      ----------      ----------

Federal income tax computed at 34% statutory rate     $ 651,000       $ 532,000
Permanent differences                                     4,000           2,000
State taxes, net of  federal benefit                    122,000          91,000
Other state tax and minimum taxes                        85,000          14,000
Change in valuation allowance                          (932,000)        196,000
Use of state tax credit carryover                      (182,000)       (105,000)
Prior year tax credits                                  252,000        (730,000)
                                                      ----------      ----------
                                                      $       0       $       0
                                                      =========       =========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.  INCOME TAXES (CONTINUED)

As of May 31, 2004, the Company had federal net operating loss carryovers of approximately $3,982,000, which expire as follows: $1,144,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in 2016. The Company also has state net operating loss carryovers of approximately $1,221,000, which expire as follows:
$868,000 in 2005 and $353,000 in 2006. In addition, as of May 31, 2004, the
Company had federal and state income tax credit carryovers of $229,000 and $107,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2009. Rental expense under operating leases for the years ended May 31, 2004 and 2003 was approximately $581,000 and $599,000 respectively.

Maximum annual rentals under all non-cancelable operating leases are as follows:

                                   2005           $     584,000
                                   2006                 562,000
                                   2007                 540,000
                                   2008                 549,000
                                   2009                 565,000
                                   2010                 140,000
                                                  -------------
                                                  $   2,940,000
                                                  =============

$2,779,000 of the above lease commitment is for rent of the Company's offices and production facility in Torrance. The lease agreement for the facility has been extended sixty months through August 2009.

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at May 31, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

A counterclaim was filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleges a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. The counterclaim arises out of the same circumstances as the Company's lawsuit. As part of its defense in the litigation, Alliance claims that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle in order that Alliance receive a performance incentive award payment from NASA of up to $6 million. Hi-Shear believes that Alliance in early 2000, in an attempt to avoid responsibilities for its contractual obligations, instigated an investigation by NASA, which resulted in a criminal investigation of the Company, and a key employee by the United States Attorney for the Middle District of Florida related to the claim above. After a careful review of the facts, the United States Attorney has declined any prosecution regarding this matter.

In July 2004, Hi-Shear sued Pacific Scientific Energetic Materials Company, a Delaware Corporation in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendants misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. The events of this matter are related to the United Space Alliance lawsuit.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13.  STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the option plan and changes during fiscal years 2004 and 2003 is as follows:

                                                         2004                                 2003
                                           ---------------------------------    ----------------------------------
                                                                  Weighted-                           Weighted-
                                                                   Average                             Average
                                                                  Exercise                            Exercise
               Fixed Options                    Shares              Price          Shares               Price
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  136,466    $      4.54             142,466    $       4.73
     Granted                                       76,000           2.68               7,000            2.15
     Exercised                                    (12,500)          2.05                   -               -
     Forfeited                                     (8,750)          5.00             (13,000)           5.35
                                             --------------                     --------------

Outstanding at end of year                        191,216           3.95             136,466            4.54
                                             ==============                     ==============

Exercisable at end of year                        107,216           5.02             113,466            5.03

Weighted-average fair value per
     option granted during the year                          $      3.20                        $       2.24

A further summary about fixed options outstanding at May 31, 2004, is as follows:

                                         Options Outstanding                            Options Exercisable
                           -------------------------------------------------     -----------------------------------
                                             Weighted-
                                              Average           Weighted-                              Weighted-
                                             Remaining           Average                                Average
        Range of               Number       Contractual          Exercise           Number              Exercise
     Exercise Price         Outstanding         Life              Price           Exercisable            Price
---------------------------------------------------------------------------------------------------------------------
$2.05 to $4.99                    114,500    8.7 years     $        2.49                 30,500    $      2.25
$5.00 to $6.99                     59,716    2.0 years              5.57                 59,716           5.57
$7.00 to $8.50                     17,000    3.2 years              8.06                 17,000           8.06
                           ---------------                                      ----------------

                                  191,216                  $        3.95                107,216    $      5.02
                           ===============                                      ================

NOTE 14.  RELATED PARTIES

A director of the Company performs consulting services for the Company. The Company incurred $175,000 and $169,000 of consulting fees for the years ended May 31, 2004 and 2003, respectively. At May 31, 2004, no amount was due to the related party.

NOTE 15. 401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company's Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2004 and 2003.