Form 10QSB
period 2004-08-31
HI SHEAR TECHNOLOGY CORP
filed 2004-10-15
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004
                               ---------------

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


                   (Issuer's telephone number) (310) 784-2100
                                              ----------------

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,683,000 of Common Stock, $.001 par value as of October 1, 2004.

Transitional Small Business Disclosure Format (Check one):     [ ] Yes   [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ......................................................1
                  August 31, 2004 (unaudited) and May 31, 2004

         Statements of Operations ............................................2
                  Three-months ended August 31, 2004 (unaudited) and August 31, 2003 (unaudited)

         Statements of Cash Flows.............................................3
                  Three-months ended August 31, 2004 (unaudited) and August 31, 2003 (unaudited)

         Notes to Financial Statements (unaudited) ...........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ..............8
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES.........................................12

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS .......................................................12

     SIGNATURES ..............................................................13


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                             AUGUST 31          MAY 31
                                                                2004             2004
                                                            ------------     ------------
                                                             (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                $   391,000      $   506,000
   Accounts receivable, net (Note 2)                          9,122,000        8,327,000
   Inventories, net                                           1,700,000        1,563,000
   Deferred income taxes                                        980,000          870,000
   Prepaid expenses and other current assets                    165,000          154,000
                                                            ------------     ------------

       TOTAL CURRENT ASSETS                                  12,358,000       11,420,000

Land                                                            846,000          846,000
Equipment, net                                                1,785,000        1,794,000
Deferred income taxes, net                                      759,000          817,000
                                                            ------------     ------------

                                                            $15,748,000      $14,877,000
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                       635,000          746,000
   Accrued liabilities (Note 4)                               1,312,000        1,066,000
   Deferred revenue (Note 5)                                     75,000           91,000
                                                            ------------     ------------

       TOTAL CURRENT LIABILITIES                              2,022,000        1,903,000


Commitments and contingencies (Note 8)


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                    --               --
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,683,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                 7,219,000        7,219,000
   Retained earnings                                          6,500,000        5,748,000
                                                            ------------     ------------

       TOTAL STOCKHOLDERS' EQUITY                            13,726,000       12,974,000
                                                            ------------     ------------

                                                            $15,748,000      $14,877,000
                                                            ============     ============

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE-MONTH PERIOD
                                                           ENDED AUGUST 31,
                                                     ---------------------------
                                                       2004             2003

REVENUES                                             $3,943,000      $3,591,000

Cost of Revenues                                      2,417,000       2,540,000
                                                     -----------     -----------

GROSS MARGIN                                          1,526,000       1,051,000

Selling, General and Administrative Expenses            774,000         934,000
                                                     -----------     -----------

OPERATING INCOME                                        752,000         117,000

Interest Expense                                              0          16,000
                                                     -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                        752,000         101,000

Income Tax Expense                                            0               0
                                                     -----------     -----------

NET INCOME                                           $  752,000      $  101,000
                                                     ===========     ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution                $     0.11      $     0.02
                                                     ===========     ===========

Weighted Number of Common Shares Outstanding:
   Basic                                              6,683,000       6,670,000
                                                     ===========     ===========
   Diluted                                            6,705,000       6,672,000
                                                     ===========     ===========

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------

                                                                  THREE-MONTH PERIOD
                                                                   ENDED AUGUST 31,
                                                             --------------------------
                                                                2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 752,000       $ 101,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                            95,000          89,000
       Provision for inventory reserves                         27,000          32,000
       Write-off of obsolete inventory, net of reserves              0          10,000
       Deferred income taxes                                   (52,000)              0
   Changes in assets and liabilities:
       Accounts receivable                                    (795,000)       (796,000)
       Inventories                                            (164,000)        132,000
       Prepaid expenses and other assets                       (11,000)        (19,000)
       Accounts payable                                       (111,000)         (3,000)
       Accrued liabilities                                     246,000         304,000
       Deferred revenue                                        (16,000)         (1,000)
                                                             ----------      ----------

         Net cash used in operating activities                 (29,000)       (151,000)
                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                       (86,000)       (193,000)
                                                             ----------      ----------
         Net cash used in investing activities                 (86,000)       (193,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit, net                            0         443,000
   Principal payments on notes payable                               0        (156,000)
                                                             ----------      ----------
         Net cash provided by financing activities                   0         287,000
                                                             ----------      ----------

         Net decrease in cash                                 (115,000)        (57,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                         506,000          57,000
                                                             ----------      ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $ 391,000       $       0
                                                             ==========      ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                    $       0       $  17,000

   Cash paid for income taxes                                $  11,000       $       0

  See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION

              Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2004 were $4,089,000 and $5,042,000, respectively, compared to billed and unbilled receivables at May 31, 2004 of $3,287,000 and $5,049,000, respectively. In addition, total accounts receivables at both August 31, 2004 and May 31, 2004 were reduced by a $27,000 allowance for a doubtful billed account.

              The accounts receivable balances at both August 31, 2004 and May 31, 2004 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both August 31, 2004 and May 31, 2004 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8).

         3.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

              At both August 31, 2004 and May 31, 2004, the Company did not have any bank debt.

              The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2004. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (4.5% at August 31, 2004) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2004, the Company was compliant with all of the covenants.

         4.   ACCRUED LIABILITIES

              As of August 31, 2004 and May 31, 2004, accrued liabilities consisted of the following:

                                                    August 31, 2004         May 31, 2004
                                                    ---------------        ---------------
Accrued vacation                                    $       522,000        $       500,000
Accrued salaries, wages and bonus                           482,000                259,000
Deferred compensation                                       148,000                148,000
Accrued commissions                                          63,000                 75,000
Miscellaneous                                                97,000                 84,000
                                                    ---------------        ---------------

                    Total accrued liabilities       $     1,312,000        $     1,066,000
                                                    ================          =============


         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2004 was $75,000, compared to deferred revenue at May 31, 2004 of $91,000.

         6.   STOCK-BASED COMPENSATION:

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

                                                                                         Three-Month Period Ended
                                                                                                  August 31,
                                                                                    ------------------------------------
                                                                                         2004                  2003
                                                                                         ----                  ----
              Net income:

                   As reported                                                      $      752,000        $      101,000
                   Add:   Stock-based compensation cost included in
                          reported net income, net of related tax effects                        0                     0
                   Less:  Total stock-based compensation cost determined
                          under fair value based method for all awards,
                          net of related tax effect                                          6,000                     0
                                                                                    --------------        --------------

                   Pro forma                                                        $      746,000        $      101,000
              Earnings per common share and common share assuming dilution:
                   As reported                                                      $         0.11        $         0.02
                   Pro forma                                                        $         0.11        $         0.02

              The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the quarters ended August 31, 2004 and August 31, 2003, the stock-based compensation cost reflected above for the quarter ended August 31, 2004 relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate for all years; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

         7.   EARNINGS PER SHARE:

              Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three months ended August 31, 2004 and August 31, 2003 did not change the earnings per share for either of those periods.

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                              Three-Month Period Ended
                                                                     August 31,
                                                             --------------------------
                                                                2004            2003
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                            $  752,000      $  101,000

   Denominator: weighted average shares                       6,683,000       6,670,000

   EARNINGS PER COMMON SHARE - BASIC                         $     0.11      $     0.02


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
     Stockholders                                            $  752,000      $  101,000

   Denominator: weighted average shares - diluted             6,705,000       6,672,000

EARNINGS PER COMMON SHARE - DILUTED                          $     0.11      $     0.02

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                     6,683,000       6,670,000

   Effect of Dilutive Securities Options                         22,000           2,000
                                                             ----------      ----------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                         6,705,000       6,672,000
                                                             ==========      ==========

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                        77,000          85,000
                                                             ==========      ==========



         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at both August 31, 2004 and May 31, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its aerospace products are primarily used in space satellites and satellite launch vehicles, space exploration missions, strategic missiles, tactical weapons, advanced fighter aircraft and military systems. Customers such as the military, satellite manufacturers, launch vehicle assemblers, U.S. Government departments and agencies (including NASA), foreign space agencies, and others in the aerospace business widely use the Company's aerospace products.

         The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, may contain forward-looking statements about the Company's business that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The statements are based on certain factors including the acceptance and pricing of the Company's new products, the development and nature of its relationships with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs, and the economy in general.

         THREE MONTHS ENDED AUGUST 31, 2004 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2003

         Revenues recognized during the first quarter ended August 31, 2004 were $3,943,000, which is $352,000 and 10% more than the revenues of $3,591,000 recognized during the same quarter last year. The overall increase in revenues is reflective of increased production on the Company's continually growing backlog of new orders, which has been driven by increased defense spending by the United States government and foreign customers. The total of revenues derived from production on defense-related contracts for both electronic ejection seat control products for military aircraft and "safe and arm" devices for Patriot Advanced Capability ("PAC-3") missiles increased $253,000 during the quarter ended August 31, 2004, compared to the quarter ended August 31, 2003. Together, those two product groups represented $1,803,000, and 46% of total revenues, for the quarter ended August 31, 2004, compared to $1,550,000, and 43% of revenues, for the quarter ended August 31, 2003. Revenues on sales to foreign customers increased $106,000 from $334,000, and 9% of total revenues, during the first quarter last year to $440,000, and 11% of total revenues, during the quarter ended August 31, 2004.

         Cost of revenues for the quarter ended August 31, 2004 was $2,417,000 compared to $2,540,000 for the same quarter last year. The $123,000 and 5% decrease in cost of revenues compared to last year is primarily a result of the Company incurring less costs in efforts to qualify as a supplier of new space and tactical defense products during the quarter ended August 31, 2004 than during the same quarter last year.

         Gross margin for the quarter ended August 31, 2004 increased $475,000 and 45% to $1,526,000, and 39% of revenues, from $1,051,000, and 29% of revenues, reported for the same quarter last year. The increase in total gross margin amount, and the improvement in gross margin as a percentage of revenues, was primarily a result of both increased production activity and cost savings associated with the reduction in product qualification efforts.

         Selling, general and administrative expenses decreased by $160,000 and 17%, from $934,000 during the quarter ended August 31, 2003 to $774,000 during the quarter ended August 31, 2004. Contributing to the decrease in total selling, general and administrative expenses were decreased legal fees to prosecute two Hi-Shear lawsuits to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $752,000 and 19% of revenues for the quarter ended August 31, 2004, compared to operating income of $117,000 and 3% of revenues for the same quarter last year. The $635,000 and 543% increase is the result of all the factors identified above.

         Interest expense decreased from $16,000 for the first quarter last year to $-0- for the quarter ended August 31, 2004. The decrease was a consequence of the Company having reduced its total bank debt from $1,639,000 at August 31, 2003 to $-0- at both May 31, 2004 and August 31, 2004.

         There is no income tax expense recorded for the first quarters ended August 31, 2004 and August 31, 2003. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

         Net income for the quarter ended August 31, 2004 was $752,000, or $0.11 per share, compared to net income of $101,000, or $0.02 per share, for the quarter ended August 31, 2003.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $9,122,000 and $8,327,000 at August 31, 2004 and May 31, 2004, respectively. The billed component of the total accounts receivable balance at August 31, 2004 was $4,089,000 compared to $3,287,000 at May 31, 2004. The accounts receivable balance at both August 31, 2004 and May 31, 2004 was reduced by $27,000 for a reserve on one doubtful account.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2004 were $5,042,000 compared to $5,049,000 at May 31, 2004. Unbilled receivables at August 31, 2004 and May 31, 2004 also included reductions of $156,000 and $253,000, respectively, for anticipated future realization of gross margin losses on contracts in process.

         The accounts receivable balances at both August 31, 2004 and May 31, 2004 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 8)

         At both August 31, 2004 and May 31, 2004, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, increased from $1,563,000 at May 31, 2004 to $1,700,000 at August 31, 2004. The $137,000 increase in net inventory balance was primarily the result of an increase in Company-manufactured parts in work-in-process that had not yet been allocated to customer contracts. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $447,000 at August 31, 2004, compared to $420,000 at May 31, 2004.

         Trade accounts payable decreased from $746,000 at May 31, 2004 to $635,000 at August 31, 2004. There are no disputed amounts included in accounts payable at August 31, 2004.

         At both August 31, 2004 and May 31, 2004 the Company did not have any bank debt. While the Company had no bank debt at August 31, 2004, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2004 maturity date (See Note 3).

         As of August 31, 2004, the Company had federal net operating loss carryovers of approximately $3,257,000, which expire as follows:
         $419,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in
         2016. The Company also has state net operating loss carryovers of approximately $1,221,000, which expire as follows: $868,000 in 2005 and $353,000 in 2006. In addition, as of August 31, 2004, the Company had federal and state income tax credit carryovers of $229,000 and $67,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended August 31, 2004, the Company used $29,000 more cash in its operating activities than was provided by its operating activities, while the Company used $151,000 more cash in its operating activities than was provided by its operating activities during the same quarter last year. The $122,000 increase in net operating cash flows between the two quarters was a combination of several factors. Increased collections from billed accounts receivable of $373,000 were partially offset by increased disbursements for payroll and accounts payable.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at August 31, 2004 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2004 was $2,500,000. The line of credit is available to the Company through December 15, 2004, which is its scheduled maturity date. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.5% at August 31, 2004) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2004, the Company was compliant with all of the financial covenants.

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

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at August 31, 2004 did not exist, and therefore reported "cash and cash equivalents" at that date was $391,000.

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


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

         Exhibits:         Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.
                           Exhibits 32 Section 1350 Certifications.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 15, 2004               By:  /s/ George W. Trahan
    -----------------------                  -----------------------------------
                                             George W. Trahan
                                             President, CEO and Co-chairman



Date:    October 15, 2004               By:  /s/ Gregory J. Smith
    -----------------------                  -----------------------------------
                                             Gregory J. Smith
                                             Vice President of Finance and CFO