Form 10QSB
period 2004-11-30
HI SHEAR TECHNOLOGY CORP
filed 2005-01-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2004
                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number 001-12810
                       ---------

                         Hi-Shear Technology Corporation
================================================================================
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  22-2535743
-------------------------------------          ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,693,000 of Common Stock, $.001 par value as of November 30, 2004.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No


                                  HI-SHEAR TECHNOLOGY CORPORATION

                                               INDEX


                                                                                                    PAGE NO.
                                                                                                    --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ............................................................................... 1
                  November 30, 2004 (unaudited) and May 31, 2004

         Statements of Operations ..................................................................... 2
                  Three-months and six-months ended November 30, 2004 (unaudited)
                  and November 30, 2003 (unaudited)

         Statements of Cash Flows...................................................................... 3
                  Six-months ended November 30, 2004 (unaudited)
                  and November 30, 2003 (unaudited)

         Notes to Financial Statements (unaudited)..................................................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ....................................... 9
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES.................................................................. 14

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 14

     ITEM 6 - EXHIBITS ................................................................................ 14

     SIGNATURES ....................................................................................... 15




PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
-------------------------------------------------------------------------------------------


                                                               NOVEMBER 30,       MAY 31,
                                                                   2004            2004
                                                               ------------    ------------
                                                               (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                   $ 1,015,000     $   506,000
   Accounts receivable, net (Note 2)                             9,348,000       8,327,000
   Inventories, net                                              1,474,000       1,563,000
   Deferred income taxes                                           870,000         870,000
   Prepaid expenses and other current assets                       161,000         154,000
                                                               ------------    ------------

         TOTAL CURRENT ASSETS                                   12,868,000      11,420,000

Land                                                               846,000         846,000
Equipment, net                                                   1,793,000       1,794,000
Deferred income taxes, net                                         901,000         817,000
                                                               ------------    ------------

                                                               $16,408,000     $14,877,000
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                          900,000         746,000
   Accrued liabilities (Note 4)                                  1,279,000       1,066,000
   Deferred revenue (Note 5)                                        42,000          91,000
                                                               ------------    ------------

         TOTAL CURRENT LIABILITIES                               2,221,000       1,903,000

Commitments and contingencies (Note 8)


Stockholders' Equity (Note 9)
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                       --              --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,693,000 and 6,683,000 shares issued and
     outstanding at November 30, 2004 and May 31, 2004,
     respectively                                                    7,000           7,000
   Additional paid-in capital                                    7,239,000       7,219,000
   Retained earnings                                             6,941,000       5,748,000
                                                               ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY                             14,187,000      12,974,000
                                                               ------------    ------------

                                                               $16,408,000     $14,877,000
                                                               ============    ============


See Notes to Financial Statements




HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                       SIX-MONTH PERIOD             THREE-MONTH PERIOD
                                                      ENDED NOVEMBER 30,            ENDED NOVEMBER 30,
                                                  --------------------------    --------------------------
                                                     2004           2003           2004           2003

REVENUES                                          $8,208,000     $7,548,000     $4,265,000     $3,957,000

Cost of Revenues                                   5,495,000      4,992,000      3,078,000      2,452,000
                                                  -----------    -----------    -----------    -----------

GROSS MARGIN                                       2,713,000      2,556,000      1,187,000      1,505,000

Selling, General and Administrative Expenses       1,520,000      1,810,000        746,000        876,000
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME                                   1,193,000        746,000        441,000        629,000

Interest Expense                                           0         38,000              0         22,000
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                   1,193,000        708,000        441,000        607,000

Income Tax Expense                                         0              0              0              0
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $1,193,000     $  708,000     $  441,000     $  607,000
                                                  ===========    ===========    ===========    ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:            $     0.18     $     0.11     $     0.07     $     0.09
                                                  ===========    ===========    ===========    ===========

Weighted Number of Common Shares Outstanding:
   Basic                                           6,683,000      6,670,000      6,684,000      6,670,000
                                                  ===========    ===========    ===========    ===========
   Diluted                                         6,729,000      6,685,000      6,733,000      6,687,000
                                                  ===========    ===========    ===========    ===========


See Notes to Financial Statements


                                                    2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                        SIX-MONTH PERIOD
                                                                       ENDED NOVEMBER 30,
                                                                 -----------------------------
                                                                      2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 1,193,000      $   708,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 193,000          179,000
       Loss on disposition of fixed assets                            19,000                0
       Provision for inventory reserves                               27,000           62,000
       Write-off of obsolete inventory, net of reserves                    0           10,000
       Deferred income taxes                                         (84,000)               0
   Changes in assets and liabilities:
     Accounts receivable                                          (1,021,000)        (810,000)
     Inventories                                                      62,000         (102,000)
     Prepaid expenses and other assets                                (7,000)           1,000
     Trade accounts payable                                          154,000          (71,000)
     Accrued liabilities                                             213,000          259,000
     Deferred revenue                                                (49,000)         105,000
                                                                 ------------     ------------

         Net cash provided by operating activities                   700,000          341,000
                                                                 ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                    37,000                0
   Purchase of equipment                                            (248,000)        (207,000)
                                                                 ------------     ------------

         Net cash used in investing activities                      (211,000)        (207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                              20,000                0
   Proceeds from note payable                                              0          230,000
   Principal payments on notes payable                                     0         (244,000)
                                                                 ------------     ------------

         Net cash provided by (used in) financing activities          20,000          (14,000)
                                                                 ------------     ------------

         Net increase in cash                                        509,000          120,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       506,000           57,000
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 1,015,000      $   177,000
                                                                 ============     ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                        $         0      $    36,000


   Cash paid for income taxes                                    $    30,000      $     4,000


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

         2.       ACCOUNTS RECEIVABLE

                  Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2004 were $3,177,000 and $6,180,000, respectively, compared to billed and unbilled receivables at May 31, 2004 of $3,287,000 and $5,049,000, respectively. In addition, total accounts receivables at both November 30, 2004 and May 31, 2004 were reduced by a $27,000 allowance for a doubtful billed account.

                  The accounts receivable balances at both November 30, 2004 and May 31, 2004 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

                  Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

                  The accounts receivables balances at both November 30, 2004 and May 31, 2004 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)

         3.       BANK LINE OF CREDIT AND NOTES PAYABLE

                  The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

                  At both November 30, 2004 and May 31, 2004, the Company did not have any bank debt.

                  The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on February 15, 2005 and bears interest at the Wall Street Journal's prime rate (5.0% at November 30, 2004) plus 0.5%.

                  The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2004, the Company was compliant with all of the covenants.

         4.       ACCRUED LIABILITIES

                  As of November 30, 2004 and May 31, 2004, accrued liabilities consisted of the following:

                                                        November 30, 2004   May 31, 2004
                                                        -----------------  ---------------
                    Accrued vacation                    $      532,000     $      500,000
                    Accrued salaries, wages and bonus          372,000            276,000
                    Deferred compensation                      148,000            148,000
                    Accrued commissions                         32,000             75,000
                    Accrued professional fees                   66,000              2,000
                    Accrued income taxes                        47,000                  0
                    Miscellaneous                               82,000             65,000
                                                        ---------------    ---------------

                       Total accrued liabilities        $    1,279,000     $    1,066,000
                                                        ===============    ===============



         5.       DEFERRED REVENUE

                  Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related customer orders at the end of a financial period. As the Company continues to perform work on those orders in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at November 30, 2004 was $42,000, compared to deferred revenue at May 31, 2004 of $91,000.

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

                                                          Six-Month Period Ended       Three-Month Period Ended
                                                               November 30,                  November 30,
                                                        --------------------------    --------------------------
                                                           2004           2003            2004          2003

Net Income:                                             $1,193,000     $  708,000     $  441,000     $  607,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                 0              0              0              0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect
                                                            12,000          8,000          6,000          8,000
                                                        -----------    -----------    -----------    -----------

   Pro forma                                            $1,181,000     $  700,000     $  435,000     $  599,000
Earnings per common share and common share
         assuming dilution:
   As reported                                          $     0.18     $     0.11     $     0.07     $     0.09
   Pro forma                                            $     0.18     $     0.10     $     0.06     $     0.09


                  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the six months ended November 30, 2004, the stock-based compensation costs reflected above for the three and six months ended November 30, 2004 relate to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate for all years; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

         7.       EARNINGS PER SHARE:

                  Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and six months ended November 30, 2004 and November 30, 2003 did not change the earnings per share for any of those periods.

                  The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                         Six-Month Period Ended       Three-Month Period Ended
                                                              November 30,                 November 30,
                                                       --------------------------    --------------------------
                                                          2004           2003           2004           2003
EARNINGS PER COMMON SHARE - BASIC:
   Numerator: earnings available for common
   Stockholders                                        $1,193,000     $  708,000     $  441,000     $  607,000

   Denominator:  weighted average shares                6,683,000      6,670,000      6,684,000      6,670,000

   EARNINGS PER COMMON SHARE - BASIC                   $     0.18     $     0.11     $     0.07     $     0.09


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
   Stockholders                                        $1,193,000     $  708,000     $  441,000     $  607,000

   Denominator: weighted average shares - diluted       6,729,000      6.685,000      6,733,000      6,687,000

   EARNINGS PER COMMON SHARE - DILUTED                 $     0.18     $     0.11     $     0.07     $     0.09

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
   Shares Outstanding during the Period                 6,683,000      6,670,000      6,684,000      6,670,000

   Effect of Dilutive Securities Options                   46,000         15,000         49,000         17,000
                                                       -----------    -----------    -----------    -----------

   Weighted Number of Common Shares and
   Dilutive Potential Common Stock used
     in Diluted EPS                                     6,729,000      6,685,000      6,733,000      6,687,000
                                                       ===========    ===========    ===========    ===========

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                  59,000         85,000         59,000         85,000
                                                       ===========    ===========    ===========    ===========


         8.       COMMITMENTS AND CONTINGENCIES

                  The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

                  In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at both November 30, 2004 and May 31, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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

         9.       STOCKHOLDERS' EQUITY

                  During the three-month period ended November 30, 2004, outstanding options to acquire 10,000 shares of common stock were exercised. The effect on stockholders' equity of both the exercised stock options and total net income through November 30, 2004 is reflected below:

                                        Common Stock             Additional                       Total
                               ----------------------------       Paid-In        Retained     Stockholders'
                                   Shares         Amount          Capital        Earnings         Equity
-----------------------------------------------------------------------------------------------------------
Balance, May 31, 2004            6,683,000     $     7,000     $ 7,219,000     $ 5,748,000     $12,974,000

Exercise of stock options           10,000              --          20,000              --          20,000

Net income                              --              --              --       1,193,000       1,193,000
                               ------------    ------------    ------------    ------------    ------------

Balance, November 30, 2004       6,693,000     $     7,000     $ 7,239,000     $ 6,941,000     $14,187,000
                               ============    ============    ============    ============    ============


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

                  THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2003

                  Revenues recognized during the second quarter ended November 30, 2004 were $4,265,000, which is $308,000 and 8% more than the revenues of $3,957,000 recognized during the same quarter last year. The increase in total revenues was driven by increased production during the quarter on defense-related orders for both electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles. Together, work on orders for those two product groups yielded revenues of $2,323,000, or 54% of total revenues, for the quarter ended November 30, 2004, compared to $1,335,000, or 34% of total revenues, for the same period last year. That $988,000 increase in revenues was partially offset by a reduction in revenues derived from production on orders for other defense, pyrotechnic ordnance and space related products during the quarter ended November 30, 2004, compared to the same quarter last year.

                  Cost of revenues for the quarter ended November 30, 2004 was $3,078,000, compared to $2,452,000 for the same quarter last year. While a portion of that $626,000 and 26% increase is attributable to production costs corresponding to the increase in total revenues during the same period, a larger proportion of the increase in total cost of revenues during the quarter was driven by the Company's recent increase in its backlog of orders for tactical defense-related products, and managements' plan to continue to increase the Company's amount of tactical products. During the quarter ended November 30, 2004, the Company incurred a significant amount of additional costs that were both a direct and indirect consequence of upgrading and expanding its capacity for loading pyrotechnic powders into its products. While a portion of those costs were capitalized as leasehold improvements or equipment costs, the resulting disruption to normal production operations contributed to additional operating expenses and production inefficiencies. In addition, the Company's continued focus on enhancing and expanding its product lines, and implementing improvements to production processes, resulted in incurring more costs during the quarter ended November 30, 2004 than during the same quarter last year.

                  Gross margin for the quarter ended November 30, 2004 decreased $318,000 and 21% to $1,187,000, or 28% of revenues, from
                  $1,505,000, or 38% of revenues, reported for the same quarter last year. The decrease in both total gross margin amount and gross margin as a percent of revenues occurred as a result of the factors noted above.

                  Selling, general and administrative expenses decreased by $130,000 and 15% from $876,000 during the quarter ended November 30, 2003 to $746,000 during the quarter ended November 30, 2004. Contributing to the decrease in total selling, general and administrative expenses were decreased legal fees to prosecute two Hi-Shear lawsuits to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note
                  8).

                  The Company realized operating income of $441,000, or 10% of revenues, for the quarter ended November 30, 2004, compared to operating income of $629,000, or 16% of revenues, for the same quarter last year. The $188,000 and 30% decrease is the result of all the factors identified above.

                  Interest expense decreased from $22,000 for the second quarter last year to $-0- for the quarter ended November 30, 2004. The decrease was a consequence of the Company not having any bank debt during the quarter, compared to a bank debt balance of $1,338,000 at November 30, 2003.

                  There is no income tax expense recorded for the second quarters ended November 30, 2004 and November 30, 2003. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

                  Net income for the quarter ended November 30, 2004 was $441,000, or $0.07 per share, compared to net income of $607,000, or $0.09 per share, for the quarter ended November 30, 2003.

                  SIX MONTHS ENDED NOVEMBER 30, 2004 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2003

                  Revenues recognized during the six months ended November 30, 2004 were $8,208,000, which is $660,000 and 9% more than the revenues of $7,548,000 recognized during the same six-month period last year. Increased production on defense-related orders for both electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles yielded $1,241,000 more revenue during the six-month period ended November 30, 2004 than during the same six-month period last year. Together, those two product groups represented $4,126,000, or 50% of total revenues, for the six months ended November 30, 2004, compared to $2,885,000, or 38% of total revenues, for the six months ended November 30, 2003.

                  Cost of revenues for the six months ended November 30, 2004 was $5,495,000, compared to $4,992,000 for the same period last year. In addition to incurring a significant amount of additional operating costs during the second quarter to upgrade and expand the Company's capacity to manufacture a continually increasing backlog of tactical defense-related products, as discussed more fully above, much of the $503,000 and 10% increase in cost of revenues is attributable to increased production costs corresponding to the increase in total revenues during the six months ended November 30, 2004, compared to the six months ended November 30, 2003.

                  Gross margin for the six months ended November 30, 2004 increased $157,000 and 6% to $2,713,000, or 33% of revenues, from $2,556,000, or 34% of revenues, reported for the same period last year. Both the increase in total gross margin amount and the 1% decrease in gross margin as a percent of revenues occurred as a result of the factors noted above

                  Selling, general and administrative expenses decreased by $290,000 and 16% from $1,810,000 during the six-month period ended November 30, 2003 to $1,520,000 during the six-month period ended November 30, 2004. Contributing to the decrease in total selling, general and administrative expenses were decreased legal fees to prosecute two Hi-Shear lawsuits to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

                  The Company realized operating income of $1,193,000, or 15% of revenues, for the six-month period ended November 30, 2004, compared to operating income of $746,000, or 10% of revenues, for the same period last year. The $447,000 and 60% increase is the result of all the factors identified above.

                  Interest expense decreased from $38,000 for the six-month period ended November 30, 2003 to $-0- for the six-month period ended November 30, 2004. The decrease was a consequence of the Company not having any bank debt during the six-month period ended November 30, 2004, compared to a bank debt balance of $1,338,000 at November 30, 2003.

                  There is no income tax expense recorded for the six-month periods ended November 30, 2004 and November 30, 2003. For both periods the income tax expense that ordinarily would be associated with the Company's amount of taxable income for those periods was offset by the tax "benefit" from the recognition of net deferred tax assets.

                  Net income for the six-month period ended November 30, 2004 increased $485,000 and 69% to $1,193,000, or $0.18 per share, compared to net income of $708,000, or $0.11 per share, for the same period last year.

                  FINANCIAL CONDITION

                  Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $9,348,000 and $8,327,000 at November 30, 2004 and May 31, 2004,
                  respectively. The billed component of the total accounts receivable balance at November 30, 2004 was $3,177,000 compared to $3,287,000 at May 31, 2004. The accounts receivable balance at both November 30, 2004 and May 31, 2004 was reduced by $27,000 for a reserve on one doubtful account.

                  Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2004 were $6,180,000 compared to $5,049,000 at May 31, 2004. Unbilled receivables at November 30, 2004 and May 31, 2004 also included reductions of $101,000 and $253,000, respectively, for anticipated future realization of gross margin losses on contracts in process.

                  The accounts receivable balances at both November 30, 2004 and May 31, 2004 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note
                  8)

                  At both November 30, 2004 and May 31, 2004, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

                  Inventories, net of reserves, decreased from $1,563,000 at May 31, 2004 to $1,474,000 at November 30, 2004. The $89,000
                  decrease in net inventory balance was primarily the result of a decrease in Company-manufactured parts in work-in-process that had not yet been allocated to customer contracts. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $447,000 at November 30, 2004, compared to $420,000 at May 31, 2004.

                  Trade accounts payable increased from $746,000 at May 31, 2004 to $900,000 at November 30, 2004. There are no disputed amounts included in accounts payable at November 30, 2004.

                  At both November 30, 2004 and May 31, 2004 the Company did not have any bank debt. While the Company had no bank debt at November 30, 2004, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled February 15, 2005 maturity date (See Note 3).

                  As of November 30, 2004, the Company had federal net operating loss carryovers of approximately $2,832,000, which expire as follows: $164,000 in 2012; $1,938,000 in 2015 and $730,000 in
                  2016. The Company also has state net operating loss carryovers of approximately $1,221,000, which expire as follows: $868,000 in 2005 and $353,000 in 2006. In addition, as of November 30, 2004, the Company had federal and state income tax credit carryovers of approximately $229,000 and $3,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

                  LIQUIDITY AND CAPITAL RESOURCES

                  During the six-month period ended November 30, 2004, net cash of $700,000 was provided by operating activities, compared to net cash of $341,000 that was provided by operating activities during the first six months last year. The $359,000 increase in net operating cash flows between the two six-month periods was primarily the result of collections from billed accounts receivable totaling $452,000 more during the six months ended November 30, 2004 than during the same six-month period last year.

                  To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at November 30, 2004 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at November 30, 2004 was $2,500,000. The line of credit is available to the Company through February 15, 2005. That maturity date is the result of an extension of the previous maturity date of December 15, 2004. The bank provided the extension in order to provide them more time to update the business loan agreement, including the revolving line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (5.0% at November 30, 2004) plus 0.5%.

                  The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2004, the Company was compliant with all of the financial covenants.

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

                  In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at November 31, 2004 did not exist, and therefore reported "cash and cash equivalents" at that date was $1,015,000.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 3, 2004, the Company held its Annual Meeting of Stockholders, at which time each of the Company's four nominees for election to the Board of Directors was elected. The number of votes for George W. Trahan, Thomas R. Mooney, David W. Einsel and Jack Bunis were the same, as follows:
                  6,545,115 votes for, and 73,800 votes against. There were no abstentions or broker non-votes.

ITEM 6 - EXHIBITS

         Exhibits: Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.
                   Exhibit 32 Section 1350 Certifications.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HI-SHEAR TECHNOLOGY CORPORATION



Date: January 14, 2005                      By: /s/ George W. Trahan
      ----------------                          ---------------------------
                                                George W. Trahan
                                                President and CEO



Date:January 14, 2005                       By: /s/ Gregory J. Smith
     ----------------                           ---------------------------
                                                Gregory J. Smith
                                                Vice President and CFO