Form 10QSB
period 2005-02-28
HI SHEAR TECHNOLOGY CORP
filed 2005-04-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  February 28, 2005
                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission file number         001-12810
                           ----------------

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

                  24225 Garnier Street, Torrance, CA 90505-5355
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number)  (310) 784-2100
                                              -------------------

--------------------------------------------------------------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,699,000 of Common Stock, $.001 par value as of February 28, 2005.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes [X] No

                                       HI-SHEAR TECHNOLOGY CORPORATION

                                                    INDEX


                                                                                                    PAGE NO.
                                                                                                    --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ............................................................................... 1
                  February 28, 2005 (unaudited) and May 31, 2004

         Statements of Operations ..................................................................... 2
                  Three-months and nine-months ended February 28, 2005 (unaudited)
                  and February 29, 2004 (unaudited)

         Statements of Cash Flows...................................................................... 3
                  Nine-months ended February 28, 2005 (unaudited)
                  and February 29, 2004 (unaudited)

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

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 14

     ITEM 6 - EXHIBITS ................................................................................ 14

     SIGNATURES ....................................................................................... 15


                                                     ii

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                                          FEBRUARY 28,           MAY 31,
                                                                             2005                 2004
                                                                        --------------       --------------
                                                                          (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                            $      379,000       $      506,000
   Accounts receivable, net (Note 2)                                        10,407,000            8,327,000
   Inventories, net                                                          1,536,000            1,563,000
   Deferred income taxes                                                       900,000              870,000
   Prepaid expenses and other current assets                                   165,000              154,000
                                                                        --------------       --------------

         TOTAL CURRENT ASSETS                                               13,387,000           11,420,000

Land                                                                           846,000              846,000
Equipment, net                                                               1,843,000            1,794,000
Deferred income taxes, net                                                     403,000              817,000
                                                                        --------------       --------------

                                                                        $   16,479,000       $   14,877,000
                                                                        ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                      888,000              746,000
   Accrued liabilities (Note 4)                                              1,331,000            1,066,000
   Deferred revenue (Note 5)                                                   190,000               91,000
                                                                        --------------       --------------

         TOTAL CURRENT LIABILITIES                                           2,409,000            1,903,000

Commitments and contingencies (Note 8)


Stockholders' Equity (Note 9)
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                                   --                   --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,699,000 and 6,683,000 shares issued and
     outstanding at February 28, 2005 and May 31, 2004,
     respectively                                                                7,000                7,000
   Additional paid-in capital                                                7,274,000            7,219,000
   Retained earnings                                                         6,789,000            5,748,000
                                                                        --------------       --------------

         TOTAL STOCKHOLDERS' EQUITY                                         14,070,000           12,974,000
                                                                        --------------       --------------

                                                                        $   16,479,000       $   14,877,000
                                                                        ==============       ==============


See Notes to Financial Statements

                                                     1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                       NINE-MONTH PERIOD ENDED              THREE-MONTH PERIOD ENDED
                                                   FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,        FEBRUARY 29,
                                                  --------------     --------------     --------------     --------------
                                                       2005              2004                2005               2004

REVENUES                                          $   11,600,000     $   11,561,000     $    3,392,000     $    4,013,000

Cost of Revenues                                       7,817,000          7,752,000          2,322,000          2,760,000
                                                  --------------     --------------     --------------     --------------

GROSS MARGIN                                           3,783,000          3,809,000          1,070,000          1,253,000

Selling, General and Administrative Expenses           2,277,000          2,544,000            757,000            734,000
                                                  --------------     --------------     --------------     --------------

OPERATING INCOME                                       1,506,000          1,265,000            313,000            519,000

Interest Expense                                               0             53,000                  0             15,000
                                                  --------------     --------------     --------------     --------------

INCOME BEFORE INCOME TAX EXPENSE                       1,506,000          1,212,000            313,000            504,000

Income Tax Expense                                       465,000                  0            140,000                  0
                                                  --------------     --------------     --------------     --------------

NET INCOME                                        $    1,041,000     $    1,212,000     $      173,000     $      504,000
                                                  ==============     ==============     ==============     ==============

Earnings per Common Share:
   Basic                                          $         0.16     $         0.18     $         0.03     $         0.08
                                                  ==============     ==============     ==============     ==============
   Diluted                                        $         0.15     $         0.18     $         0.03     $         0.08
                                                  ==============     ==============     ==============     ==============

Weighted Number of Common Shares Outstanding:
   Basic                                               6,688,000          6,672,000          6,696,000          6,677,000
                                                  ==============     ==============     ==============     ==============
   Diluted                                             6,737,000          6,691,000          6,749,000          6,708,000
                                                  ==============     ==============     ==============     ==============


See Notes to Financial Statements

                                                            2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                        NINE-MONTH PERIOD ENDED
                                                                   FEBRUARY 28,         FEBRUARY 29,
                                                                 ---------------      ---------------
                                                                      2005                  2004

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $     1,041,000      $     1,212,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     294,000              269,000
       Loss on disposition of fixed assets                                19,000                    0
       Provision for inventory reserves                                   27,000               86,000
       Write-off of obsolete inventory, net of reserves                        0               10,000
       Deferred income taxes                                             384,000              (30,000)
   Changes in assets and liabilities:
     Accounts receivable                                              (2,080,000)            (760,000)
     Inventories                                                               0               (5,000)
     Prepaid expenses and other assets                                   (11,000)              (9,000)
     Trade accounts payable                                              142,000             (136,000)
     Accrued liabilities                                                 265,000               74,000
     Deferred revenue                                                     99,000              178,000
                                                                 ---------------      ---------------

         Net cash provided by operating activities                       180,000              889,000
                                                                 ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                        37,000                    0
   Purchase of equipment                                                (399,000)            (437,000)
                                                                 ---------------      ---------------

         Net cash used in investing activities                          (362,000)            (437,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                                  55,000               26,000
   Proceeds from note payable                                                  0              230,000
   Principal payments on notes payable                                         0             (350,000)
                                                                 ---------------      ---------------

         Net cash provided by (used in) financing activities              55,000              (94,000)
                                                                 ---------------      ---------------

         Net increase (decrease) in cash                                (127,000)             358,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           506,000               57,000
                                                                 ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $       379,000      $       415,000
                                                                 ===============      ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                        $             0      $        54,000


   Cash paid for income taxes                                    $        39,000      $        19,000


See Notes to Financial Statements

                                                   3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION AND RESTATEMENT

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

              During the first quarter ended August 31, 2004 and the second quarter ended November 30, 2004, the Company had estimated it was entitled to tax benefits not previously claimed on past tax returns. As a result, no net tax provision was recorded during the first and second quarters ending August 31, 2004 and November 30, 2004. Upon further detailed analysis, which is on-going, the Company has concluded it does not have a sufficient basis to continue to claim such benefits. Accordingly, the first and second quarter tax provisions have been restated to reflect such changes in amended filings of 10-QSB/A Forms that the Company is in the process of preparing for both of those quarters.

              The effects of the above re-statements on the reported statement of operations for the nine-month period ended February 28, 2005 are as follows: $325,000 increase in income tax expense; $325,000 decrease in net income; and $.05 decrease in basic earnings per common share and per common share assuming dilution.

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2005 were $3,937,000 and $6,452,000, respectively, compared to billed and unbilled receivables at May 31, 2004 of $3,287,000 and $5,049,000, respectively. In addition, total accounts receivables at February 28, 2005 and May 31, 2004 were reduced by $-0- and $27,000, respectively, for an allowance for a doubtful billed account.

              The accounts receivable balances at both February 28, 2005 and May 31, 2004 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

              Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

              The accounts receivables balances at both February 28, 2005 and May 31, 2004 include a billed amount of $1,319,000 overdue from one account and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. The Company has filed a lawsuit to collect the billed and unbilled costs associated with the contracts alleged by the Company to have been breached by the account. (See Note 8)


         3.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

              At both February 28, 2005 and May 31, 2004, the Company did not have any bank debt.

              On February 22, 2005, the revolving line of credit was renewed twenty-two months until December 15, 2006. No changes were made to either the maximum borrowing limit of $2,500,000 or the interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's prime rate (5.5% at February 28, 2005) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 28, 2005, the Company was compliant with all of the covenants.

         4.   ACCRUED LIABILITIES

              As of February 28, 2005 and May 31, 2004, accrued liabilities consisted of the following:

                                                       February 28, 2005    May 31, 2004
                                                       -----------------    ------------
                  Accrued vacation                      $      528,000     $      500,000
                  Accrued salaries, wages and bonus            455,000            276,000
                  Deferred compensation                        148,000            148,000
                  Accrued commissions                           13,000             75,000
                  Accrued professional fees                     97,000              2,000
                  Accrued income taxes                          30,000                  0
                  Miscellaneous                                 60,000             65,000
                                                        --------------     --------------

                        Total accrued liabilities       $    1,331,000     $    1,066,000
                                                        ==============     ==============

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related customer orders at the end of a financial period. As the Company continues to perform work on those orders in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at February 28, 2005 was $190,000, compared to deferred revenue at May 31, 2004 of $91,000.

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

                                                            Nine-Month Period Ended           Three-Month Period Ended
                                                        February 28,     February 29,       February 28,    February 29,
                                                       --------------   --------------     -------------   -------------
                                                            2005             2004               2005            2004
Net Income:                                            $    1,041,000   $    1,212,000     $     173,000   $     504,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                    0                0                 0               0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect
                                                               18,000           13,000             6,000           6,000
                                                       --------------   --------------     -------------   -------------

   Pro forma                                           $    1,023,000   $    1,199,000     $     167,000   $     498,000
Earnings per common share:
   Basic:
        As reported                                    $         0.16   $         0.18     $        0.03   $        0.08
        Pro forma                                      $         0.15   $         0.18     $        0.02   $        0.07
   Diluted:
       As reported                                     $         0.15   $         0.18     $        0.03   $        0.08
       Pro forma                                       $         0.15   $         0.18     $        0.02   $        0.07

              The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the nine months ended February 28, 2005, the stock-based compensation costs reflected above for the three and nine months ended February 28, 2005 and February 29, 2004 relate to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate for all years; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

         7.   EARNINGS PER SHARE:

              Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and nine months ended February 29, 2004 and the three months ended February 28, 2005 did not change the earnings per share for any of those periods. However, the dilutive effect from outstanding options for the nine months ended February 28, 2005 reduced the earnings per share by $0.01.

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                          Nine-Month Period Ended          Three-Month Period Ended
                                                       February 28,     February 29,     February 28,     February 29,
                                                       ------------     ------------     ------------     ------------
                                                           2005             2004             2005             2004
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                       $  1,041,000     $  1,212,000     $    173,000     $    504,000

   Denominator:  weighted average shares                  6,688,000        6,672,000        6,696,000        6,677,000

   EARNINGS PER COMMON SHARE - BASIC                   $       0.16     $       0.18     $       0.03     $       0.08


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholders                                       $  1,041,000     $  1,212,000     $    173,000     $    504,000

   Denominator:  weighted average shares - diluted        6,737,000        6,691,000        6,749,000        6,708,000

   EARNINGS PER COMMON SHARE - DILUTED                 $       0.15     $       0.18     $       0.03     $       0.08


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                  6,688,000        6,672,000        6,696,000        6,677,000

   Effect of Dilutive Securities Options                     49,000           19,000           53,000           31,000
                                                       ------------     ------------     ------------     ------------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
     in Diluted EPS                                       6,737,000        6,691,000        6,749,000        6,708,000
                                                       ============     ============     ============     ============

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                    52,000           77,000           52,000           77,000
                                                       ============     ============     ============     ============

         8.   COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of its business.

              In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, are included in accounts receivable at both February 28, 2005 and May 31, 2004. In addition, the Company's suit also seeks compensatory damages alleging that the defendants fraudulently induced Hi-Shear to make an excessively low bid on a request for proposal to manufacture certain other parts. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components. At this time, the Company is seeking in excess of $11,000,000 in damages, excluding potential amounts for punitive and exemplary damages and pre-judgment interest.

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

              The lawsuit against United Space Alliance, LLC and USBI Company remains in the discovery phase, while it progresses to trial that is now scheduled to begin in July 2005. The Company believes that it has valid claims receivable against these defendants. Further, the Company believes that the counterclaim is without merit. Accordingly, no accruals for either potential amounts payable or reserves on uncollected receivables have been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counterclaim. An unfavorable outcome could have a material adverse impact on the Company's financial position and results of operations.

              In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

         9.   STOCKHOLDERS' EQUITY

              During the three-month and nine-month periods ended February 28, 2005, outstanding options to acquire 6,000 and 16,000 shares of common stock, respectively, were exercised. The effect on stockholders' equity of both the exercised stock options and total net income through February 28, 2005 is reflected below:

                                      Common Stock              Additional                        Total
                               ---------------------------       Paid-In         Retained      Stockholders'
                                  Shares         Amount          Capital         Earnings         Equity
                               -----------     -----------     -----------     -----------     -----------
Balance, May 31, 2004            6,683,000     $     7,000     $ 7,219,000     $ 5,748,000     $12,974,000

Exercise of stock options           16,000              --          55,000              --          55,000

Net income                              --              --              --       1,041,000       1,041,000
                               -----------     -----------     -----------     -----------     -----------

Balance, February 28, 2005       6,699,000     $     7,000     $ 7,274,000     $ 6,789,000     $14,070,000
                               ===========     ===========     ===========     ===========     ===========

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

         THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2004

         Revenues recognized during the third quarter ended February 28, 2005 were $3,392,000, which is $621,000 and 15% less than the revenues of $4,013,000 recognized during the same quarter last year. Contributing to the reduction in total revenues was decreased production on electronic ejection seat control products for military aircraft during the quarter ended February 28, 2005 compared to the same quarter last year. That decreased production activity corresponded with decreased receipts during the same period of purchased materials used in the production of that product. Offsetting some of the reduction in revenues resulting from production of electronic ejection seat control products was an increase in revenues resulting from increased production on safe arm fuzes for Patriot Advanced Capability ("PAC-3) missiles during the quarter ended February 28, 2005 compared to the same quarter last year. Together, work on orders for those two product groups yielded revenues of $1,277,000, or 38% of total revenues, for the quarter ended February 28, 2005, compared to $1,913,000, or 48% of total revenues, for the same period last year.

         Cost of revenues for the quarter ended February 28, 2005 was $2,322,000, compared to $2,760,000 for the same quarter last year. The $438,000 and 16% decrease in cost of revenues corresponds to the reduction in revenues during the same period.

         Gross margin for the quarter ended February 28, 2005 decreased $183,000 and 15% to $1,070,000, or 32% of revenues, from $1,253,000, or 31% of revenues, reported for the same quarter last year. The decrease in total gross margin occurred as a result of the factors noted above.

         Selling, general and administrative expenses increased by $23,000 and 3% from $734,000 during the quarter ended February 29, 2004 to $757,000 during the quarter ended February 28, 2005. Contributing to the increase in total selling, general and administrative expenses during the quarter were increased legal fees to prosecute two Hi-Shear lawsuits to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $313,000, or 9% of revenues, for the quarter ended February 28, 2005, compared to operating income of $519,000, or 13% of revenues, for the same quarter last year. The $206,000 and 40% decrease is the result of all the factors identified above.

         Interest expense decreased from $15,000 for the third quarter last year to $-0- for the quarter ended February 28, 2005. The decrease was a consequence of the Company not having any bank debt during the quarter, compared to a bank debt balance of $1,232,000 at February 29, 2004.

         Income tax expense for the quarter ended February 28, 2005 was $140,000, compared to $-0- income tax expense for the quarter ended February 29, 2004. While income tax expense that ordinarily would be associated with the Company's amount of taxable income for the quarter ended February 29, 2004 was entirely offset by the tax "benefit" from the recognition of net deferred tax assets, tax expense for the quarter ended February 28, 2005 was not offset by a similar "benefit", since no portion of the recorded deferred tax assets was unrecognized prior to the beginning of the quarter.

         Net income for the quarter ended February 28, 2005 was $173,000, or $0.03 per share, compared to net income of $504,000, or $0.08 per share, for the quarter ended February 29, 2004. As noted above, net income for the quarter ended February 28, 2005 included a $140,000 deduction for income tax expense, while net income for the quarter ended February 29, 2004 was not reduced by any income tax expense, due to the application of an income tax "benefit" associated with the Company's deferred tax assets.

         NINE MONTHS ENDED FEBRUARY 28, 2005 COMPARED WITH NINE MONTHS ENDED FEBRUARY 29, 2004

         Revenues recognized during the nine months ended February 28, 2005 were $11,600,000, which is $39,000 more than the revenues of $11,561,000 recognized during the same nine-month period last year. Production on defense-related orders for electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles yielded $605,000 more revenue during the nine-month period ended February 28, 2005 than during the same nine-month period last year. Together, those two product groups represented $5,403,000, or 47% of total revenues, for the nine months ended February 28, 2005, compared to $4,798,000, or 42% of total revenues, for the nine months ended February 29, 2004. Offsetting part of that increase from those two product groups was a reduction in revenues generated by production on orders for foreign accounts.

         Cost of revenues for the nine months ended February 28, 2005 was $7,817,000, compared to $7,752,000 for the same period last year. The $65,000 and 1% increase in cost of revenues corresponds to a similar relatively small increase in revenues during the nine-month period.

         Gross margin for the nine months ended February 28, 2005 decreased $26,000 and 1% to $3,783,000, or 33% of revenues, from $3,809,000, or
         33% of revenues, reported for the same period last year. The slight decrease in total gross margin amount occurred as a result of the factors noted above.

         Selling, general and administrative expenses decreased by $267,000 and 10% from $2,544,000 during the nine-month period ended February 29, 2004 to $2,277,000 during the nine-month period ended February 28, 2005. Contributing to the decrease in total selling, general and administrative expenses were decreased legal fees during the nine-month period to prosecute two Hi-Shear lawsuits to recover damages that include unpaid invoices and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $1,506,000, or 13% of revenues, for the nine-month period ended February 28, 2005, compared to operating income of $1,265,000, or 11% of revenues, for the same period last year. The $241,000 and 19% increase is the result of all the factors identified above.

         Interest expense decreased from $53,000 for the nine-month period ended February 29, 2004 to $-0- for the nine-month period ended February 28, 2005. The decrease was a consequence of the Company not having any bank debt during the nine-month period ended February 28, 2005, compared to a bank debt balance of $1,232,000 at February 29, 2004.

         Income tax expense for the nine-month period ended February 28, 2005 was $465,000, compared to $-0- income tax expense for the nine-month period ended February 29, 2004. While the income tax expense that ordinarily would be associated with the Company's amount of taxable income for the nine months ending February 29, 2004 was entirely offset by the tax "benefit" from the recognition of deferred tax assets, income tax expense for the nine months ending February 28, 2005 was not entirely offset by a similar "benefit", since a "valuation allowance" for previously unrecognized deferred tax assets was only $209,000 as of May 31, 2004.

         Net income for the nine-month period ended February 28, 2005 decreased $171,000 and 14% to $1,041,000, or $0.16 per share, compared to net income of $1,212,000, or $0.18 per share, for the same period last year. As noted above, the decrease in net income was entirely the consequence of the recognition of $465,000 income tax expense during the nine-month period ended February 28, 2005, compared to $-0- income tax expense during the nine-month period ended February 29, 2004 due to the recognition of income tax "benefit" associated with the Company's net deferred tax assets.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $10,407,000 and $8,327,000 at February 28, 2005 and May 31, 2004, respectively. The billed component of the total accounts receivable balance at February 28, 2005 was $3,937,000 compared to $3,287,000 at May 31, 2004. The accounts receivable balance at February 28, 2005 was not reduced for a reserve on doubtful accounts, while the accounts receivable balance at May 31, 2004 was reduced by $27,000 for a reserve on one doubtful account.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 28, 2005 were $6,452,000 compared to $5,049,000 at May 31, 2004. Unbilled receivables at February 28, 2005 and May 31, 2004 also included reductions of $16,000 and $253,000, respectively, for anticipated future realization of gross margin losses on contracts in process.

         The accounts receivable balances at both February 28, 2005 and May 31, 2004 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 8)

         At both February 28, 2005 and May 31, 2004, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, decreased from $1,563,000 at May 31, 2004 to $1,536,000 at February 28, 2005. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $447,000 at February 28, 2005, compared to $420,000 at May 31, 2004.

         Trade accounts payable increased from $746,000 at May 31, 2004 to $888,000 at February 28, 2005. There are no disputed amounts included in accounts payable at February 28, 2005.

         At both February 28, 2005 and May 31, 2004 the Company did not have any bank debt. While the Company had no bank debt at February 28, 2005, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 3).

         As of February 28, 2005, the Company has federal net operating loss carryovers of approximately $2,322,000, which expire as follows:
         $1,592,000 in 2015 and $730,000 in 2016. In addition, as of February 28, 2005, the Company has federal and state income tax credit carryovers of approximately $229,000 and $55,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

         LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended February 28, 2005, net cash of $180,000 was provided by operating activities, compared to net cash of $889,000 that was provided by operating activities during the first nine months last year. The $709,000 decrease in net operating cash flows between the two nine-month periods was primarily the result of collections from billed accounts receivable totaling $1,090,000 less during the nine months ended February 28, 2005 than during the same nine-month period last year.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at February 28, 2005 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at February 28, 2005 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement, which was renewed by the bank on February 22, 2005. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (5.5% at February 28, 2005) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 28, 2005, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at February 29, 2005 did not exist, and therefore reported "cash and cash equivalents" at that date was $379,000.

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


                                               HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 14, 2005                        By:  /s/ George W. Trahan
    -----------------------                         ----------------------------
                                                    George W. Trahan
                                                    President and CEO



Date:    April 14, 2005                        By:  /s/ Gregory J. Smith
    -----------------------                         ----------------------------
                                                    Gregory J. Smith
                                                    Vice President and CFO