Form 10QSB/A
period 2004-08-31
HI SHEAR TECHNOLOGY CORP
filed 2005-04-15
CIK 918027

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

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number         001-12810
                         -------------------

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

         Balance Sheets ......................................................1
                  August 31, 2004 (unaudited) and May 31, 2004

         Statements of Operations ............................................2
                  Three-months ended August 31, 2004 (unaudited) and August 31, 2003 (unaudited)

         Statements of Cash Flows.............................................3
                  Three-months ended August 31, 2004 (unaudited) and August 31, 2003 (unaudited)

         Notes to Financial Statements (unaudited) ...........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ..............9
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES.........................................12

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS .......................................................13

     SIGNATURES ..............................................................14


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                             AUGUST 31         MAY 31
                                                               2004             2004
                                                            (UNAUDITED)
                                                            -----------      -----------
                                                            (RESTATED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                $   391,000      $   506,000
   Accounts receivable, net (Note 2)                          9,122,000        8,327,000
   Inventories, net                                           1,700,000        1,563,000
   Deferred income taxes                                        800,000          870,000
   Prepaid expenses and other current assets                    165,000          154,000
                                                            -----------      -----------

       TOTAL CURRENT ASSETS                                  12,178,000       11,420,000

Land                                                            846,000          846,000
Equipment, net                                                1,785,000        1,794,000
Deferred income taxes, net                                      786,000          817,000
                                                            -----------      -----------

                                                            $15,595,000      $14,877,000
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                       635,000          746,000
   Accrued liabilities (Note 4)                               1,293,000        1,066,000
   Deferred revenue (Note 5)                                     75,000           91,000
                                                            -----------      -----------

       TOTAL CURRENT LIABILITIES                              2,003,000        1,903,000


Commitments and contingencies (Note 8 )


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                    --               --
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,683,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                 7,219,000        7,219,000
   Retained earnings                                          6,366,000        5,748,000
                                                            -----------      -----------

       TOTAL STOCKHOLDERS' EQUITY                            13,592,000       12,974,000
                                                            -----------      -----------

                                                            $15,595,000      $14,877,000
                                                            ===========      ===========

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE-MONTH PERIOD
                                                           ENDED AUGUST 31,
                                                         2004            2003
                                                      ----------      ----------
                                                      (RESTATED)

REVENUES                                              $3,943,000      $3,591,000

Cost of Revenues                                       2,417,000       2,540,000
                                                      ----------      ----------

GROSS MARGIN                                           1,526,000       1,051,000

Selling, General and Administrative Expenses             774,000         934,000
                                                      ----------      ----------

OPERATING INCOME                                         752,000         117,000

Interest Expense                                               0          16,000
                                                      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                         752,000         101,000

Income Tax Expense                                       134,000               0
                                                      ----------      ----------

NET INCOME                                            $  618,000      $  101,000
                                                      ==========      ==========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution                 $     0.09      $     0.02
                                                      ==========      ==========

Weighted Number of Common Shares Outstanding:
   Basic                                               6,683,000       6,670,000
                                                      ==========      ==========
   Diluted                                             6,705,000       6,672,000
                                                      ==========      ==========

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                                THREE-MONTH PERIOD
                                                                 ENDED AUGUST 31,
                                                               2004            2003
                                                             ---------       ---------
                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 618,000       $ 101,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                            95,000          89,000
       Provision for inventory reserves                         27,000          32,000
       Write-off of obsolete inventory, net of reserves              0          10,000
       Deferred income taxes                                   101,000               0
   Changes in assets and liabilities:
       Accounts receivable                                    (795,000)       (796,000)
       Inventories                                            (164,000)        132,000
       Prepaid expenses and other assets                       (11,000)        (19,000)
       Accounts payable                                       (111,000)         (3,000)
       Accrued liabilities                                     227,000         304,000
       Deferred revenue                                        (16,000)         (1,000)
                                                             ---------       ---------

         Net cash used in operating activities                 (29,000)       (151,000)
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                       (86,000)       (193,000)
                                                             ---------       ---------
         Net cash used in investing activities                 (86,000)       (193,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit, net                            0         443,000
   Principal payments on notes payable                               0        (156,000)
                                                             ---------       ---------
         Net cash provided by financing activities                   0         287,000
                                                             ---------       ---------

         Net decrease in cash                                 (115,000)        (57,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                         506,000          57,000
                                                             ---------       ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $ 391,000       $       0
                                                             =========       =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                    $       0       $  17,000

   Cash paid for income taxes                                $  11,000       $       0

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

              During the first quarter ended August 31, 2004, the Company had estimated it was entitled to tax benefits not previously claimed on past tax returns. As a result, no net tax provision was recorded during the first and second quarters ending August 31, 2004 and November 30, 2004. Upon further detailed analysis, which is on-going, the Company has concluded it does not have a sufficient basis to continue to claim such benefits. Accordingly, the first and second quarter tax provisions have been restated to reflect such changes.

              As previously filed in a Form 10-QSB for the first quarter ended August 31, 2004, income tax expense was $-0-, net income was $752,000, basic earnings per common share and per common share assuming dilution was $0.11, total deferred income taxes was $1,739,000, accrued liabilities (including accrued income taxes) was $1,312,000, and retained earnings was $6,500,000.

              As restated in this Form 10-QSB/A for the first quarter ended August 31, 2004, income tax expense is $134,000, net income is $618,000, basic earnings per common share and per common share assuming dilution is $0.09, total deferred income taxes is $1,586,000, accrued liabilities (including accrued income taxes) is $1,293,000, and retained earnings is $6,366,000.

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

              The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (4.5% at August 31, 2004) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2004, the Company was compliant with all of the covenants.

         4.   ACCRUED LIABILITIES

              As of August 31, 2004 and May 31, 2004, accrued liabilities consisted of the following:

                                                August 31, 2004   May 31, 2004
                                                ---------------   ------------
                                                   (Restated)
Accrued vacation                                   $  522,000      $  500,000
Accrued salaries, wages and bonus                     482,000         259,000
Deferred compensation                                 148,000         148,000
Accrued commissions                                    63,000          75,000
Accrued income taxes                                   17,000               0
Miscellaneous                                          61,000          84,000
                                                   ----------      ----------

                    Total accrued liabilities      $1,293,000      $1,066,000
                                                   ==========      ==========

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

                                                                                         Three-Month Period Ended
                                                                                                 August 31,
                                                                                         2004                  2003
                                                                                    ---------------       ---------------
                                                                                      (Restated)
              Net income:
                   As reported                                                      $      618,000        $      101,000
                   Add:   Stock-based compensation cost included in
                          reported net income, net of related tax effects                        0                     0
                   Less:  Total stock-based compensation cost determined
                          under fair value based method for all awards,
                          net of related tax effect                                          6,000                     0
                                                                                    ---------------       ---------------
                   Pro forma                                                        $      612,000        $      101,000

              Earnings per common share and common share assuming dilution:
                   As reported                                                      $         0.09        $         0.02
                   Pro forma                                                        $         0.09        $         0.02

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

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                              Three-Month Period Ended
                                                                      August 31,
                                                             --------------------------
                                                                2004            2003
                                                             ----------      ----------
                                                             (Restated)
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                            $  618,000      $  101,000

   Denominator: weighted average shares                       6,683,000       6,670,000

   EARNINGS PER COMMON SHARE - BASIC                         $     0.09      $     0.02


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
     Stockholders                                            $  618,000      $  101,000

   Denominator: weighted average shares - diluted             6,705,000       6,672,000

EARNINGS PER COMMON SHARE - DILUTED                          $     0.09      $     0.02

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                     6,683,000       6,670,000

   Effect of Dilutive Securities Options                         22,000           2,000
                                                             ----------      ----------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                         6,705,000       6,672,000
                                                             ==========      ==========

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                        77,000          85,000
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

              The lawsuit against United Space Alliance, LLC and USBI Company remains in the discovery phase, while it progresses to trial that is scheduled to begin in July 2005. The Company believes that it has valid claims receivable against these defendants. Further, the Company believes that the counterclaim is without merit. Accordingly, no accruals for either potential amounts payable or reserves on uncollected receivables have been made at this time. However, there can be no assurance that the Company will be successful in collecting its receivable or not be held liable on the counterclaim. An unfavorable outcome could have a material adverse impact on the Company's financial position and results of operations.

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

         Income tax expense for the first quarter ended August 31, 2004 was $134,000, compared to $0- income tax expense for the first quarter ended August 31, 2003. Income tax expense that ordinarily would be associated with the Company's amount of taxable income for the quarter ended August 31, 2003 was entirely offset by the tax "benefit" from the recognition of net deferred tax assets. Income tax expense for the quarter ended August 31, 2004 was only partially offset by a similar "benefit" realized through elimination of the deferred tax asset valuation allowance that existed at May 31, 2004 for non-recognition of the tax benefit of deferred taxes.

         Net income for the quarter ended August 31, 2004 was $ 618,000, or $
         0.09 per share, compared to net income of $101,000, or $0.02 per share, for the quarter ended August 31, 2003.

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

         The accounts receivable balances at both August 31, 2004 and May 31, 2004 include a billed amount of $1,319,000 overdue from United Space Alliance, LLC, a Delaware limited liability company, and an unbilled amount of $384,000 related to work performed, but unbilled, on contracts for the same account. Those accounts receivable amounts are the subject of on-going litigation. With the litigation still in the discovery stage, the Company is unable to determine whether this asset has been impaired, or whether the ultimate outcome of the lawsuit will include recoveries of a total amount in excess of the recorded asset. Accordingly, a reserve has not been booked to reduce the net book value of the accounts receivable related to the lawsuit. Conversely, neither has a contingent gain been recorded for potential recoveries that may be in excess of the recorded accounts receivable related to the lawsuit. (See Note 8).

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

         As of August 31, 2004, the Company had federal net operating loss carryovers of approximately $ 3,297,000, which expire as follows: $ 459,000 in 2011; $170,000 in 2012; $1,938,000 in 2015 and $730,000 in
         2016. The Company also has state net operating loss carryovers of approximately $ 471,000, which expire as follows: $ 118,000 in 2005 and $353,000 in 2006. In addition, as of August 31, 2004, the Company had federal and state income tax credit carryovers of $229,000 and

         $107,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future.

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

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at August 31, 2004 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2004 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is its scheduled maturity date. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (4.5% at August 31, 2004) plus 0.5%.

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


                                       HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 15, 2004              By:    /s/ George W. Trahan
         ----------------                     -------------------------------
                                              George W. Trahan
                                              President, CEO and Co-chairman



Date:    October 15, 2004              By:    /s/ Gregory J. Smith
         ----------------                     -------------------------------
                                              Gregory J. Smith
                                              Vice President of Finance and CFO