Form 10QSB/A
period 2004-11-30
HI SHEAR TECHNOLOGY CORP
filed 2005-04-15
CIK 918027

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
                       ----------

                         Hi-Shear Technology Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    22-2535743
-------------------------------------        -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                  24225 Garnier Street, Torrance, CA 90505-5355
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number ) (310) 784-2100
                                                --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,693,000 of Common Stock, $.001 par value as of November 30, 2004.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                    HI-SHEAR TECHNOLOGY CORPORATION

                                                 INDEX


                                                                                               PAGE NO.
                                                                                               --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .......................................................................... 1
                  November 30, 2004 (unaudited) and May 31, 2004

         Statements of Operations ................................................................ 2
                  Three-months and six-months ended November 30, 2004 (unaudited)
                  and November 30, 2003 (unaudited)

         Statements of Cash Flows................................................................. 3
                  Six-months ended November 30, 2004 (unaudited)
                  and November 30, 2003 (unaudited)

         Notes to Financial Statements (unaudited)................................................ 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .................................. 10
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES............................................................. 15

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................. 15

     ITEM 6 - EXHIBITS ........................................................................... 15

     SIGNATURES .................................................................................. 16


                                                  ii


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                                      NOVEMBER 30,
                                                                         2004           MAY 31,
                                                                      (UNAUDITED)        2004
                                                                      -----------     -----------
                                                                      (RESTATED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                          $ 1,015,000     $   506,000
   Accounts receivable, net (Note 2)                                    9,348,000       8,327,000
   Inventories, net                                                     1,474,000       1,563,000
   Deferred income taxes                                                  820,000         870,000
   Prepaid expenses and other current assets                              161,000         154,000
                                                                      -----------     -----------

         TOTAL CURRENT ASSETS                                          12,818,000      11,420,000

Land                                                                      846,000         846,000
Equipment, net                                                          1,793,000       1,794,000
Deferred income taxes, net                                                601,000         817,000
                                                                      -----------     -----------

                                                                      $16,058,000     $14,877,000
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                 900,000         746,000
   Accrued liabilities (Note 4)                                         1,254,000       1,066,000
   Deferred revenue (Note 5)                                               42,000          91,000
                                                                      -----------     -----------

         TOTAL CURRENT LIABILITIES                                      2,196,000       1,903,000

Commitments and contingencies (Note 8)


Stockholders' Equity (Note 9)
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                              --              --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,693,000 and 6,683,000 shares issued and                  7,000           7,000
  outstanding at November 30, 2004 and May 31, 2004, respectively
   Additional paid-in capital                                           7,239,000       7,219,000
   Retained earnings                                                    6,616,000       5,748,000
                                                                      -----------     -----------

         TOTAL STOCKHOLDERS' EQUITY                                    13,862,000      12,974,000
                                                                      -----------     -----------

                                                                      $16,058,000     $14,877,000
                                                                      ===========     ===========

See Notes to Financial Statements


                                                 1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                        SIX-MONTH PERIOD            THREE-MONTH PERIOD
                                                       ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                                                     2004           2003           2004           2003
                                                  ----------     ----------     ----------     ----------
                                                  (RESTATED)                    (RESTATED)
REVENUES                                          $8,208,000     $7,548,000     $4,265,000     $3,957,000

Cost of Revenues                                   5,495,000      4,992,000      3,078,000      2,452,000
                                                  ----------     ----------     ----------     ----------

GROSS MARGIN                                       2,713,000      2,556,000      1,187,000      1,505,000

Selling, General and Administrative Expenses       1,520,000      1,810,000        746,000        876,000
                                                  ----------     ----------     ----------     ----------

OPERATING INCOME                                   1,193,000        746,000        441,000        629,000

Interest Expense                                           0         38,000              0         22,000
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX EXPENSE                   1,193,000        708,000        441,000        607,000

Income Tax Expense                                   325,000              0        191,000              0
                                                  ----------     ----------     ----------     ----------

NET INCOME                                        $  868,000     $  708,000     $  250,000     $  607,000
                                                  ==========     ==========     ==========     ==========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:            $     0.13     $     0.11     $     0.04     $     0.09
                                                  ==========     ==========     ==========     ==========

Weighted Number of Common Shares Outstanding:
   Basic                                           6,683,000      6,670,000      6,684,000      6,670,000
                                                  ==========     ==========     ==========     ==========
   Diluted                                         6,729,000      6,685,000      6,733,000      6,687,000
                                                  ==========     ==========     ==========     ==========

See Notes to Financial Statements


                                                   2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                                SIX-MONTH PERIOD
                                                                               ENDED NOVEMBER 30,
                                                                            2004               2003
                                                                        -----------        -----------
                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $   868,000        $   708,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        193,000            179,000
       Loss on disposition of fixed assets                                   19,000                  0
       Provision for inventory reserves                                      27,000             62,000
       Write-off of obsolete inventory, net of reserves                           0             10,000
       Deferred income taxes                                                266,000                  0
   Changes in assets and liabilities:
     Accounts receivable                                                 (1,021,000)          (810,000)
     Inventories                                                             62,000           (102,000)
     Prepaid expenses and other assets                                       (7,000)             1,000
     Trade accounts payable                                                 154,000            (71,000)
     Accrued liabilities                                                    188,000            259,000
     Deferred revenue                                                       (49,000)           105,000
                                                                        -----------        -----------

         Net cash provided by operating activities                          700,000            341,000
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                           37,000                  0
   Purchase of equipment                                                   (248,000)          (207,000)
                                                                        -----------        -----------

         Net cash used in investing activities                             (211,000)          (207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                                     20,000                  0
   Proceeds from note payable                                                     0            230,000
   Principal payments on notes payable                                            0           (244,000)
                                                                        -----------        -----------

         Net cash provided by (used in) financing activities                 20,000            (14,000)
                                                                        -----------        -----------

         Net increase in cash                                               509,000            120,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              506,000             57,000
                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,015,000        $   177,000
                                                                        ===========        ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                               $         0        $    36,000


   Cash paid for income taxes                                           $    30,000        $     4,000


                                                   3

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

                  During the first and second quarters ended August 31, 2004 and November 30, 2004, the Company had estimated it was entitled to tax benefits not previously claimed on past tax returns. As a result, no net tax provision was recorded during the first and second quarters ending August 31, 2004 and November 30, 2004. Upon further detailed analysis, which is on-going, the Company has concluded it does not have a sufficient basis to continue to claim such benefits. Accordingly, the first and second quarter tax provisions have been restated to reflect such changes.

                  As previously filed in a Form 10-QSB for the three and six-month periods ending November 30, 2004, the statements of operations reflected the following: income tax expense was $-0- for both periods; net income was $441,000 and $1,193,000, respectively; and basic earnings per common share and per common share assuming dilution was $0.07 and $0.18, respectively. Furthermore, the balance sheet at November 30, 2004 reflected total deferred income taxes of $1,771,000, accrued liabilities (including accrued income taxes) of $1,279,000, and retained earnings of $6,941,000.

                  As restated in this Form 10-QSB/A for the three and six-month periods ending November 30, 2004, the statements of operations reflects the following: income tax expense is $191,000 and $325,000, respectively; net income is $250,000 and $868,000, respectively; and basic earnings per common share and per common share assuming dilution is $0.04 and $0.13, respectively. Furthermore, the balance sheet at November 30, 2004 reflects total deferred income taxes of $1,421,000, accrued liabilities (including accrued income taxes) of 1,254,000, and retained earnings of $6,616,000.

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

         4.       ACCRUED LIABILITIES

                  As of November 30, 2004 and May 31, 2004, accrued liabilities consisted of the following:

                                                         NOVEMBER 30, 2004       May 31, 2004
                                                         -----------------     ----------------
                                                             (RESTATED)
                  Accrued vacation                       $         532,000     $        500,000
                  Accrued salaries, wages and bonus                372,000              276,000
                  Deferred compensation                            148,000              148,000
                  Accrued commissions                               32,000               75,000
                  Accrued professional fees                         66,000                2,000
                  Accrued income taxes                              21,000                    0
                  Miscellaneous                                     83,000               65,000
                                                         -----------------     ----------------

                            Total accrued liabilities    $       1,254,000     $      1,066,000
                                                         =================     ================



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

                                                           Six-Month Period Ended           Three-Month Period Ended
                                                                 November 30,                     November 30,
                                                            2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
                                                         (RESTATED)                       (RESTATED)

Net Income:                                             $    868,000     $    708,000     $    250,000     $    607,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                   0                0                0                0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect
                                                              12,000            8,000            6,000            8,000
                                                        ------------     ------------     ------------     ------------

   Pro forma                                            $    856,000     $    700,000     $    244,000     $    599,000
Earnings per common share and common share assuming
         dilution:
   As reported                                          $       0.13     $       0.11     $       0.04     $       0.09
   Pro forma                                            $       0.13     $       0.10     $       0.04     $       0.09


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

                  The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                        Six-Month Period Ended       Three-Month Period Ended
                                                             November 30,                   November 30,
                                                          2004           2003           2004           2003
                                                       ----------     ----------     ----------     ----------
                                                       (RESTATED)                    (RESTATED)
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                       $  868,000     $  708,000     $  250,000     $  607,000

   Denominator:  weighted average shares                6,683,000      6,670,000      6,684,000      6,670,000

   EARNINGS PER COMMON SHARE - BASIC                   $     0.13     $     0.11     $     0.04     $     0.09


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholders                                       $  868,000     $  708,000     $  250,000     $  607,000

   Denominator:  weighted average shares - diluted      6,729,000      6.685,000      6,733,000      6,687,000

   EARNINGS PER COMMON SHARE - DILUTED                 $     0.13     $     0.11     $     0.04     $     0.09


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                6,683,000      6,670,000      6,684,000      6,670,000

   Effect of Dilutive Securities Options                   46,000         15,000         49,000         17,000
                                                       ----------     ----------     ----------     ----------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
    in Diluted EPS                                      6,729,000      6,685,000      6,733,000      6,687,000
                                                       ==========     ==========     ==========     ==========

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                  59,000         85,000         59,000         85,000
                                                       ==========     ==========     ==========     ==========


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

         9.       STOCKHOLDERS' EQUITY

                  During the three-month period ended November 30, 2004, outstanding options to acquire 10,000 shares of common stock were exercised. The effect on stockholders' equity of both the exercised stock options and total net income through November 30, 2004 is reflected below:

                                                                Additional                        Total
                                      Common Stock               Paid-In        Retained      Stockholders'
                                  Shares         Amount          Capital        Earnings         Equity
                               -----------     -----------     -----------     -----------     -----------
                                                                                (RESTATED)      (RESTATED)
Balance, May 31, 2004            6,683,000     $     7,000     $ 7,219,000     $ 5,748,000     $12,974,000

Exercise of stock options           10,000              --          20,000              --          20,000

Net income                              --              --              --         868,000         868,000
                               -----------     -----------     -----------     -----------     -----------

Balance, November 30, 2004       6,693,000     $     7,000     $ 7,239,000     $ 6,616,000     $13,862,000
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

         Income tax expense for the second quarter ended November 30, 2004 was $191,000, compared to $-0- income tax expense for the second quarter ended November 30, 2003. Iincome tax expense that ordinarily would be associated with the Company's amount of taxable income for the quarter ended November 30, 2003 was entirely offset by the tax "benefit" from the recognition of net deferred tax assets. Income tax expense for the quarter ended November 30, 2004 was not offset by a similar "benefit", since no portion of the recorded deferred tax assets was unrecognized prior to the beginning of the quarter.

         Net income for the quarter ended November 30, 2004 was $ 250,000, or $
         0.04 per share, compared to net income of $607,000, or $0.09 per share, for the quarter ended November 30, 2003.

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

         Income tax expense for the six-month period ended November 30, 2004 was $325,000, compared to $-0- income tax expense for the six-month period ended November 30, 2003. Income tax expense that ordinarily would be associated with the Company's amount of taxable income for the six-month period ended November 30, 2003 was entirely offset by the tax "benefit" from the recognition of net deferred tax assets. Income tax expense for the six-month period ended November 30, 2004 was only partially offset by a similar "benefit" realized through elimination of the deferred tax asset valuation allowance that existed at May 31, 2004 for non-recognition of the tax benefit of deferred taxes.

         Net income for the six-month period ended November 30, 2004 increased $ 160,000 and 23% to $ 868,000, or $ 0.13 per share, compared to net income of $708,000, or $0.11 per share, for the same period last year.

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

         As of November 30, 2004, the Company had federal net operating loss carryovers of approximately $ 2,892,000, which expire as follows: $ 224,000 in 2012; $1,938,000 in 2015 and $730,000 in 2016. The Company
         also has state net operating loss carryovers of approximately $31,000, which expire in 2006. In addition, as of November 30, 2004, the Company had federal and state income tax credit carryovers of approximately $229,000 and $ 107,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that some, but not all of, the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future.

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

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at November 30, 2004 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at November 30, 2004 was $2,500,000. The line of credit is available to the Company through December 15, 2006. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (5.0% at November 30, 2004) plus 0.5%.

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


                                                 HI-SHEAR TECHNOLOGY CORPORATION



Date: January 14, 2005                           By: /s/ George W. Trahan
    -----------------------                          ----------------------
                                                     George W. Trahan
                                                     President and CEO



Date: January 14, 2005                           By: /s/ Gregory J. Smith
    -----------------------                          ----------------------
                                                     Gregory J. Smith
                                                     Vice President and CFO