Form 10KSB
period 2005-05-31
HI SHEAR TECHNOLOGY CORP
filed 2005-09-13
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED MAY 31, 2005
                                               COMMISSION FILE NUMBER: 001-12810

                         HI-SHEAR TECHNOLOGY CORPORATION
                         -------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $ 16,076,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $6,782,000 as of August 31, 2005, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,701,000 shares of the Registrants Common Stock issued and outstanding as of August 31, 2005.

Part III, other than Item 12, is incorporated by reference from the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2005.

Transitional Small Business Disclosure Format   YES (  )         NO ( X )

                         HI-SHEAR TECHNOLOGY CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
     ITEM 1 BUSINESS.........................................................  1

     ITEM 2 PROPERTIES.......................................................  4

     ITEM 3 LEGAL PROCEEDINGS................................................  4

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  5

PART II.
     ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.............  6

     ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................  6

     ITEM 7 FINANCIAL STATEMENTS............................................. 11

     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 11

     ITEM 8A CONTROLS AND PROCEDURES......................................... 11

     ITEM 8B OTHER INFORMATION............................................... 11

PART III.
     ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................ 12

     ITEM 10 EXECUTIVE COMPENSATION.......................................... 12

     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 12

     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 12

     ITEM 13 EXHIBITS ....................................................... 12

     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................... 12

SIGNATURES .................................................................. 13

EXHIBIT INDEX ............................................................... 14

INDEX TO FINANCIAL STATEMENTS................................................ 15

                                     PART I

ITEM 1.  BUSINESS

                                GENERAL OVERVIEW

         Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its products are primarily used in space satellites and satellite launch vehicles, exploration missions, strategic missiles, tactical weapons, advanced fighter aircraft and military systems. Customers such as the military, satellite manufacturers, launch vehicle assemblers, U.S. Government departments and agencies (including NASA), foreign space agencies, and others in the aerospace and defense business widely use the Company's products.

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products meet the specialized needs of the United States space program and defense applications, and consist primarily of pyrotechnic power cartridges and various types of separation devices designed to meet the demand for reliable high performance, with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. Hi-Shear cartridges, cutters, pin pullers, separation nuts and separation bolts are used widely in the functioning of satellites and the vehicles which launch them into space. In addition, we design and manufacture electronic firing systems that control and sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices and pyrotechnic products are used in missiles, launch vehicles, weapon systems, fighter aircraft ejection seats and other applications. We continually adapt our technology to produce products for other applications where pyrotechnic power is desirable. Hi-Shear's products can be grouped into three product categories as follows:

         PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, weapon systems and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to open satellite doors, deploy solar panels, booms, communications antennae, missile fins, and in driving stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout its space exploration missions and the Space Shuttle.

         CARTRIDGE ACTUATED DEVICES. Hi-Shear's cartridge actuated devices are mechanical gas-activated products utilized for use on satellites, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters and pin pullers. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, nose cones and capsules, launching pads and sleds, ejection seats, booster rockets, tanks, solar arrays, antenna booms and other devices. We maintain an active program for new designs, including low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

         In addition to pyrotechnic cartridge activated devices, we manufacture a line of electrically driven ultra low shock separation nuts for satellite applications where an alternative to pyrotechnic activation is desirable. These high performance electric separation devices provide the strength and flight heritage identical to our cartridge activated separation nuts while provide the advantage of reduced shock and resettable usage for appropriate applications. Hi-Shear also supplies sophisticated highly reliable mechanical sub-components used for space vehicles and weapons systems according to customer supplied detailed designs and testing requirements.

         Hi-Shear manufactures pyrotechnic cutters for use in a wide range of emergency situations for fire and rescue. The LIFESHEAR cutter's light weight, and ease of use enable it to quickly cut through auto parts and reinforcing bar in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The tools are manufactured and marketed outside the United States and Canada under license by Akers Krutbruk Protection AB, Akers Styckebruk, Sweden.

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

         Hi-Shear also supplies electronic safe arm fuzes for tactical and conventional military programs. The Company's upgraded Patriot (PAC-3) missile system product is in the full-scale production phase. We employ a proprietary initiator in the safe arm product that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical system safety checks, and also a shelf life estimated at 30 years, which is among the longest in the industry.

                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers are large aerospace prime or subcontractors. In addition, the Company derives a significant amount of its revenue from contracts it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin and the United States Government accounted for 31% and 29%, respectively, of the Company's revenues in fiscal year 2005, compared to 30% and 24%, respectively, of the Company's revenues in fiscal year 2004. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In both fiscal years 2005 and 2004, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from subcontractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2005, we continued our programs to reduce many of the manufacturing lead-times to help our customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

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

          As of May 31, 2005, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $12.7 million and $17.3 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $13.5 million and $18.3 million, respectively. The decrease in both backlogs was a consequence of the total amount of new orders booked during fiscal year 2005 being less than both revenue recognized and billings to customers during fiscal year 2005. Two significant orders for production of parts relative to on-going programs, which ordinarily are received during each fiscal year, were received after the fiscal year ended May 31, 2005. As a result, the Company's revenue and billing backlogs at May 31, 2005 did not include amounts relative to those orders. The total amount of those late-arriving orders was $7.9 million. One order was received in June 2005 from the U.S. Government for electronic ejection seat control products for military aircraft, and the other order was received in early September 2005 for safe arm fuzes for Patriot Advanced Capability (PAC-3) missiles.

                                   COMPETITION

         Hi-Shear's aerospace and defense products are thoroughly tested individually, as well as tested in conjunction with the end product into which they are incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of our products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors. Hi-Shear currently qualifies as a small business entity for the purposes of obtaining small business set aside contracts and dealing with U.S. Government contracts or programs.

                          MANUFACTURING AND PRODUCTION

         Production consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the power cartridge. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2005, Hi-Shear had approximately 87 full time employees, the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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

ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a five (5) year lease through August 31, 2009. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending site. We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, were included in accounts receivable. In addition to the Company's lawsuit complaints related to the accounts receivable amounts, the Company also seeks compensatory damages alleging that Alliance fraudulently induced Hi-Shear to enter into two contracts that Alliance had no intention of performing, and that Alliance subsequently repudiated. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

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

         In July 2004, Hi-Shear sued Pacific Scientific Energetic Materials Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. The events of this matter are related to the United Space Alliance lawsuit. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

         Trial of the lawsuit against United Space Alliance, LLC and USBI commenced on July 5, 2005 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial, but will remain a defendant in the event the Company appeals the court's ruling after the trial. USBI has now made a claim against the Company for recovery of its attorneys' fees and costs, but has not yet specified the amount it may be seeking. The Company believes USBI is not legally entitled to recovery of its attorneys' fees and intends to vigorously oppose USBI's claim for fees. In addition to the summary judgment regarding alleged trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance.

         On September 2, 2005, the jury of the trial of Hi-Shear's lawsuit against United Space Alliance, LLC rendered verdicts regarding both Hi-Shear's breach of contract claims and Alliance's counterclaims. The jury ruled for Hi-Shear on one breach of contract claim, for which it awarded damages in the amount of $57,781, and it ruled against Hi-Shear on the remaining breach of contract claims. The jury also determined that Hi-Shear converted certain property, and awarded Alliance the amount of one dollar. All of the jury awards were exclusive of interest and attorneys' fees.

         Final judgment hearings with the court regarding this litigation will be scheduled in the coming months. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The court will determine to what extent Hi-Shear may recover its attorneys' fees from Alliance for the claim on which it prevailed, and to what extent Alliance and USBI may recover their attorneys' fees from Hi-Shear relating to the claims on which they prevailed, including Hi-Shear's claims that were dismissed. Hi-Shear is not able to estimate the amount of attorneys' fees for which it may be liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. However, awards of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

         As a result of the jury verdict, the net accounts receivable total at May 31, 2005 was reduced by $1,645,000 from $1,703,000 to the $58,000 award to
Hi-Shear. That adjustment to accounts receivable resulted in reducing reported net income, after income taxes, for the fiscal year ended May 31, 2005 by $990,000. The Company may exercise its rights to appeal all aspects of this litigation, where it considers it appropriate.

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

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

       Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                          High        Low
                                                          ----        ---
         Fiscal Year 2005 ending May 31, 2005

                           4th Quarter                   $ 5.46      $ 3.33
                           3rd Quarter                     6.00        4.12
                           2nd Quarter                     5.90        3.21
                           1st Quarter                     3.34        2.90

         Fiscal Year 2004 ending May 31, 2004

                           4th Quarter                   $ 4.00      $ 2.95
                           3rd Quarter                     3.90        2.61
                           2nd Quarter                     3.83        2.50
                           1st Quarter                     3.50        2.02

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

         The number of holders of record of Hi-Shear's Common Stock was 66 and the number of beneficial shareholders was approximately 1,450 as of August 31, 2005.

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

         Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2005 would change both the amount of revenue and earnings recognized by approximately $64,000.

         We evaluate and update estimated costs to complete open contracts on a regular basis. Those evaluations and updates include the participation of management and other key employees from all operational areas. Changed estimates to complete the contracts are then incorporated in the calculations of revenues and profits.

         Included in the inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The method utilized in management's assessment is to select a sample of the total inventory that it considers to be representative of the total inventory. Each sample item is separately evaluated, and reserve amounts are calculated, based upon its assessment of the likelihood that the item will be used for a future contract. After similarly assessing and calculating individual reserve amounts, the resulting total reserve percentage of each sample is applied to the total inventory. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2005 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2004

         Revenues recognized during fiscal year 2005 were $16,076,000, which is $343,000 and 2% less than the total revenues of $16,419,000 recognized during fiscal year 2004. Decreased production on orders for electronic ejection seat control products for military aircraft resulted in a $1,315,000 reduction in revenues during fiscal year 2005 compared to last year, while revenues derived from production on orders for safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles during fiscal year 2005 was almost the same as last year. Together, those two product groups represented $6,190,000, and 39% of the Company's total revenues, for fiscal year 2005 compared to $7,473,000, and 46% of the Company's total revenues, for fiscal year 2004. Revenues on sales to foreign customers decreased $612,000 from $2,296,000, and 14% of the Company's total revenues, for fiscal year 2004 to $1,684,000, and 10% of the Company's total revenues, for fiscal year 2005. Approximately 43% of that decrease related to orders for electronic ejection seat control products. Offsetting most of the revenue decreases noted above was a $1,249,000 increase in revenues related to production on orders from the U.S. Navy for its Arm Fire Devices ("AFD"), which are used in underwater demolition. Total revenues from that product group were $1,705,000, and 11% of the Company's total revenues, for fiscal year 2005, compared to $456,000 during for the prior fiscal year. Total revenue earned on all orders received directly from U.S. government entities, including orders for AFD and electronic ejection seat control products, amounted to $4,674,000, and 29% of total Company revenues, for the year ended May 31, 2005, compared to $3,931,000, and 24% of total Company revenues, for the prior fiscal year. Similar to the prior fiscal year, during fiscal year 2005 the Company continued to devote a larger proportion of its engineering and manufacturing efforts toward design, qualification and initial production activities associated with new products, in an effort to expand its sales opportunities. Those types of activities typically generate less revenue per hour worked than if the activities performed by those people were devoted to previously produced products.

         Cost of revenues for fiscal year 2005 was $10,859,000 compared to $11,239,000 for the previous fiscal year. The $380,000 and 3% decrease in cost of revenues corresponds to a similar reduction in revenues during the same period. While the Company continued to incur more costs than it had historically on the design, qualification and initial production of new products during fiscal year 2005, the total of those costs were less than total costs incurred during the previous fiscal year on similar activities. Additional cost savings from fiscal 2004 to fiscal 2005 resulted from the Company's utilization of recent investments in new manufacturing testing equipment. Reducing reliance upon outside sub-contractors for testing enabled the Company to replace sub-contracting costs with less incremental total costs associated with the use of in-house labor and equipment. Increases to inventory reserves and write-off of slow-moving inventory items resulted in $179,000 charged to cost of revenues for fiscal year 2005, compared to $134,000 that was charged to cost of revenues for similar adjustments during fiscal year 2004. The adjustments to inventory valuations relate to management's estimates regarding the extent to which the Company's inventory items will be used in generating future revenues. In addition, cost of revenues for fiscal year 2005 include $83,000 for anticipated future realization of gross margin losses on contracts in process at May 31, 2005. Recognition of similar anticipated future realization of gross margin losses on contracts in process as of the end of the previous fiscal year amounted to a $253,000 increase to cost of revenues for fiscal year 2004.

         Gross margin for fiscal year 2005 increased $37,000 to $5,217,000, or 32.5% of revenues, from $5,180,000, or 31.5% of revenues, which was reported for the fiscal year 2004. The slight increase in both total gross margin amount and percentage of revenues was primarily a result of net cost savings, as discussed above, exceeding the decrease in total revenues.

         Selling, general and administrative expenses increased by $1,690,000 and 53%, from $3,210,000 during fiscal year 2004 to $4,900,000 during fiscal year 2005. Most of the increase to selling, general and administrative expenses resulted from a write-down of accounts receivable from a customer, against which the Company has filed a lawsuit. The total amount of the accounts receivable write-down was $1,645,000, which is the amount by which the Company's total accounts receivable balance for that customer exceeded the amount of damages awarded by the jury of a recently concluded trial of the lawsuit (See Note 12). While the Company may exercise its rights to appeal the verdict, it nonetheless adjusted the related accounts receivable balance to the amount of the jury award.

         The Company realized operating income of $317,000, or 2% of revenues, for fiscal year 2005, compared to operating income of $1,970,000, or 12% of revenues, for fiscal year 2004. The $1,653,000 decrease is the result of all the factors identified above.

         Interest expense decreased from $55,000 for fiscal year 2004 to $-0-for fiscal year 2005. The decrease was a consequence of the Company not having any bank debt during the entire fiscal year ended May 31, 2005. Net cash generated from operating activities throughout fiscal year 2005 was sufficient to pay all of the Company's expenses and other financial obligations. While the Company had no bank debt at May 31, 2005, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through December 15, 2006.

         Income tax expense for the year ended May 31, 2005 was $102,000, compared to $-0- income tax expense for the prior fiscal year. While the income tax expense that ordinarily would be associated with the Company's amount of taxable income for the year ended May 31, 2004 was entirely offset by the tax "benefit" from the recognition of deferred tax assets, income tax expense for the year ended May 31, 2005 was not entirely offset by a similar "benefit" resulting from the reduction of a "valuation allowance" for previously unrecognized deferred tax assets.

         Net income for fiscal year 2005 decreased by $1,700,000 from $1,915,000, or $0.29 per share, to $215,000, or $0.03 per share.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $9,149,000 and $8,327,000 at the end of fiscal year 2005 and fiscal year 2004, respectively. The billed component of the total accounts receivable balance at May 31, 2005 was $4,258,000 compared to $3,287,000 at the end of the previous fiscal year. The total accounts receivable balance at May 31, 2004 included $1,319,000 for invoices billed United Space Alliance, LLC ("Alliance"), against which the Company had filed a lawsuit. As a result of a recent jury verdict in the trial of that lawsuit, the billed accounts receivable at May 31, 2005 were reduced by $1,261,000 to $58,000, which is the amount of the jury's award in its verdict. The Company may exercise its rights to appeal the verdict (See Note 12). Excluding the Alliance billed receivable amounts included in the accounts receivable at both May 31, 2005 and May 31, 2004, the $2,232,000 increase in total billed accounts receivable from May 31, 2004 to May 31, 2005 is primarily attributable to billed receivables during the last two months of fiscal year 2005 (April and May) being $2,233,000 greater than during the same two-month period of fiscal year 2004. The accounts receivable balance at May 31, 2005 was not reduced for a reserve on doubtful accounts, while the accounts receivable balance at May 31, 2004 was reduced by $27,000 for a reserve on one doubtful account.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2005 were $4,873,000 compared to $5,049,000 at the end of fiscal year 2004. The $176,000 decrease in the unbilled receivable balance includes the write-off of $384,000 that was associated with work performed, but not billed, on contracts with the United Space Alliance, LLC, against which the Company filed a lawsuit (See Note 12). This unbilled receivable write-off resulted from the same trial jury's verdict, as discussed above in the discussion regarding billed receivables. Unbilled receivables at May 31, 2005 and May 31, 2004 also included reductions of $83,000 and $253,000, respectively, for anticipated future realization of gross margin losses on contracts in process.

         At both May 31, 2005 and May 31, 2004, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, increased from $1,563,000 at May 31, 2004 to $1,635,000 at May 31, 2005. The $72,000 increase in net inventory balance during fiscal year 2005 includes increases to inventory reserves and write-offs of slow-moving inventory items amounting to $179,000. Excluding those reserves increases and write-offs, total inventory increased $251,000. That increase is the result of total costs for additions to inventory exceeding total costs of inventory consumed in manufacturing during fiscal year 2005. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $512,000 at May 31, 2005, compared to $420,000 at May 31, 2004.

         Trade accounts payable increased from $746,000 at the end of fiscal year 2004 to $1,055,000 at the end of fiscal year 2005. The $309,000 increase is primarily the result of total costs of material and sub-contract purchase receipts for work on customer orders during May 2005 being greater than costs for similar purchase receipts during the same month last fiscal year. There are no disputed amounts included in accounts payable at May 31, 2005.

         At both May 31, 2005 and May 31, 2004, the Company did not have any bank debt. While the Company had no bank debt at May 31, 2005, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See
Note 8).

         As of May 31, 2005, the Company had federal net operating loss carryovers of approximately $3,623,000, which expire as follows: $177,000 in 2011; $170,000 in 2012; $2,497,000 in 2015 and $779,000 in 2016. The Company
also has state net operating loss carryovers of approximately $274,000, which expire 2006. In addition, as of May 31, 2005, the Company had federal and state income tax credit carryovers of approximately $229,000 and $39,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $501,000 was provided by operating activities during fiscal year 2005, compared to net cash of $2,328,000 that was provided by operating activities during fiscal year 2004. The $1,827,000 decrease in net operating cash flows between the two fiscal years was primarily the result of collections from billed accounts receivable totaling $1,851,000 less during fiscal year 2005 than during fiscal year 2004.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at May 31, 2005 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at May 31, 2005 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (6.0% at May 31, 2005) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2005, the Company was not in compliance with all of the financial covenants. The bank has advised the Company's management that it will waive the covenant violations, which would not have occurred without the non-cash adjustments that were made as a result of a jury verdict during the trial of the Company's lawsuit seeking compensation for damages that included unpaid accounts receivable. (See Notes 4 and 12)

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at May 31, 2005 did not exist, and therefore reported "cash and cash equivalents" at that date was $720,000.

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

ITEM 8B. OTHER INFORMATION

         A Form 8-K was filed with the Securities and Exchange Commission on April 14, 2005, relating to first and second quarter restatement of tax provisions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2005 and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2005 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2005 and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2005 and is incorporated herein by reference.

ITEM 13. EXHIBITS

         Exhibits: See "Exhibit Index", page 14.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2005 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HI-SHEAR TECHNOLOGY CORPORATION


Date: September 13, 2005                 By: /s/ George W. Trahan
                                             -----------------------------------
                                             President, Chief Executive Officer
                                             and Co-chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2005                 By: /s/ George W. Trahan
                                             -----------------------------------
                                             President, Chief Executive Officer
                                             and Co-chairman


                                         By: /s/ Thomas R. Mooney
                                             -----------------------------------
                                             Director, Co-chairman of the Board


                                         By: /s/ Gregory J. Smith
                                             -----------------------------------
                                             Vice President of Finance and Chief
                                             Financial Officer


                                         By: /s/ Jack Bunis
                                             -----------------------------------
                                             Director


                                         By: /s/ David W. Einsel
                                             -----------------------------------
                                             Director

                                  EXHIBIT INDEX
                                                                    SEQUENTIALLY
EXHIBIT NUMBER                     DESCRIPTIONS                       NUMBERED
--------------                     ------------                       --------
3.1                  Certificate of Incorporation, as amended(1)
3.2                  Bylaws, as amended(2)
4.1                  Form of Common Stock(3)
10.1                 1993 Stock Option Plan(2)
10.2.1               Consulting Agreement with Thomas R. Mooney(6)
10.2.2               Consulting Agreement with Thomas R. Mooney
10.3                 Employment Agreement with George W. Trahan(5)
10.3.1               Amendment to Employment Agreement with George W. Trahan(6)
10.3.2               Employment Agreement with George W. Trahan
10.4.1               Torrance Property Lease(6)
10.4.1.1             Torrance Property Lease Amendment #1(12)
10.5.1               Form of Buy/Sell Agreement(6)
10.6                 Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1               Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2               Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3               Promissory Note and Amendment Relating to U.S. Bank Credit
                       Facility(7)
10.6.3.1             Amendments to Promissory Notes Relating to U.S. Bank Credit
                       Facility(8)
10.6.3.2             Amendments to Promissory Notes Relating to U.S. Bank Credit
                       Facility(11)
10.6.3.3             Amendment to Promissory Note Relating to U.S. Bank Credit
                       Facility(12)
10.6.3.4             Amendment to Promissory Note Relating to U.S. Bank Credit
                       Facility
10.6.4               Term Note Related to U.S. Bank Credit Facility(11)
16.2                 Letter on Change in Certifying Accountant(9)
16.3                 Letter on Change in Certifying Accountant (10)
20                   Form 8-K/A filed August 8, 2003(12)
23.1                 Consent of Raimondo Pettit Group
23.2                 Consent of Grant Thornton LLP(11)
31                   Rule 13a-14(a) Certifications
32                   Section 1350 Certifications

(1) Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on January 10, 1994.
(2) Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on February 1, 1994.
(3) Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on March 23, 1994.
(4) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 12, 1998.
(5) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 17, 1999.
(6) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 24, 2000.
(7) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 10, 2002.
(8) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2002.
(9) Previously filed and incorporated by reference to Exhibit 16.2 to Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2003.
(10) Previously filed and incorporated by reference to Exhibit 16.3 to Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2003.
(11) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 19, 2003.
(12) Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 30, 2004.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report.................................................F-1

Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements.........................................F-6 - F-19

                              RAIMONDO PETTIT GROUP
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2005 and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Raimondo Pettit Group


Torrance, California
August 23, 2005
(except for the "Alliance" litigation described in note 12
and related information, as to which the date is September 6, 2005)

HI-SHEAR TECHNOLOGY CORPORATION


BALANCE SHEET
MAY 31, 2005

ASSETS
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                         $   720,000
   Accounts receivable, net (Note 4)                                   9,149,000
   Inventories, net (Note 5)                                           1,635,000
   Deferred income taxes (Note 11)                                       825,000
   Prepaid expenses and other current assets                             165,000
                                                                     -----------

     TOTAL CURRENT ASSETS                                             12,494,000

Land (Note 7)                                                            846,000
Equipment, net (Note 6)                                                1,791,000
Deferred income taxes, net (Note 11)                                     817,000
                                                                     -----------

                                                                     $15,948,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Trade accounts payable                                            $ 1,055,000
   Accrued liabilities (Note 9)                                        1,271,000
   Deferred revenue (Note 10)                                            374,000
                                                                     -----------

     TOTAL CURRENT LIABILITIES                                         2,700,000

Commitments and contingencies (Notes 12 & 15)

Stockholders' Equity (Note 13)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                         --
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,701,000 shares issued and outstanding                               7,000
   Additional paid-in capital                                          7,278,000
   Retained earnings                                                   5,963,000
                                                                     -----------

     TOTAL STOCKHOLDERS' EQUITY                                       13,248,000
                                                                     -----------

                                                                     $15,948,000
                                                                     ===========

See Notes to Financial Statements

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,

                                                         2005           2004
--------------------------------------------------------------------------------

REVENUES (Note 3)                                     $16,076,000    $16,419,000

Cost of Revenues                                       10,859,000     11,239,000
                                                      -----------    -----------

GROSS MARGIN                                            5,217,000      5,180,000

Selling, General and Administrative Expenses            4,900,000      3,210,000
                                                      -----------    -----------

OPERATING INCOME                                          317,000      1,970,000

Interest Expense (Note 8)                                     -0-         55,000
                                                      -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                          317,000      1,915,000

Income Tax Expense (Note 11)                              102,000            -0-
                                                      -----------    -----------

NET INCOME                                            $   215,000    $ 1,915,000
                                                      ===========    ===========

Basic Earnings per Common Share and
     Per Common Share Assuming Dilution               $      0.03    $      0.29
                                                      ===========    ===========

Weighted Number of Common Shares Outstanding:
     Basic                                              6,691,000      6,675,000
                                                      ===========    ===========
     Diluted                                            6,737,000      6,696,000
                                                      ===========    ===========


See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2005 AND 2004



                                  Common Stock          Additional                     Total
                            -------------------------    Paid-In       Retained    Stockholders'
                               Shares       Amount       Capital       Earnings       Equity
-----------------------------------------------------------------------------------------------

Balance, May 31, 2003         6,670,000   $     7,000   $ 7,193,000   $ 3,833,000   $11,033,000

  Stock options exercised        13,000            --        26,000            --        26,000
  Net income                         --            --            --     1,915,000     1,915,000
                            -----------   -----------   -----------   -----------   -----------

Balance, May 31, 2004         6,683,000         7,000     7,219,000     5,748,000    12,974,000

  Stock options exercised        18,000            --        59,000        59,000
  Net income                         --            --            --       215,000       215,000
                            -----------   -----------   -----------   -----------   -----------

Balance May 31, 2005          6,701,000   $     7,000   $ 7,278,000   $ 5,963,000   $13,248,000
                            ===========   ===========   ===========   ===========   ===========


See Notes to Financial Statements.






STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,
                                                                       2005          2004
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $   215,000    $ 1,915,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                   394,000        364,000
       Gain on disposition of fixed assets                             (45,000)             0
       Provision for inventory reserves                                123,000         97,000
       Write-off of obsolete inventory, net of reserves                 56,000         37,000
       Provision for (reduction to) accounts receivable reserves       (27,000)        27,000
       Write-down of accounts receivable, net of reserves            1,645,000              0
       Deferred income taxes                                            45,000        (86,000)
   Changes in assets and liabilities:
     Accounts receivable                                            (2,440,000)       (90,000)
     Inventories                                                      (251,000)      (106,000)
     Prepaid expenses and other assets                                 (11,000)        24,000
     Trade accounts payable                                            309,000        (45,000)
     Accrued liabilities                                               205,000        155,000
     Deferred revenue                                                  283,000         36,000
                                                                   -----------    -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     501,000      2,328,000
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                     114,000              0
   Purchase of equipment                                              (460,000)      (553,000)
                                                                   -----------    -----------

         NET CASH USED IN INVESTING ACTIVITIES                        (346,000)      (553,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock options exercised                                59,000         26,000
   Proceeds from notes payable                                               0        230,000
   Principal payments on notes payable                                       0     (1,582,000)
                                                                   -----------    -----------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            59,000     (1,326,000)
                                                                   -----------    -----------

         NET INCREASE IN CASH                                          214,000        449,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         506,000         57,000
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   720,000    $   506,000
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                          $         0    $    61,000

   Cash paid for income taxes                                      $    39,000         39,000



See Notes to Financial Statements.

                                                F-5

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Hi-Shear Technology Corporation was incorporated in Delaware in 1993 and designs and manufactures power cartridges, separation devices, electronic firing units and other special components used by the aerospace industry, the military and the National Aeronautics and Space Administration (NASA). The Company's aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government. The Company is dependent on the continuation of government sponsored military and aerospace programs in order to maintain its revenues.

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

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both fiscal year 2005 and fiscal year 2004 did not change the earnings per share for either of those fiscal years.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                             Years ended May 31,
                                                          -----------------------
                                                             2005          2004
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                         $  215,000    1,915,000

   Denominator: weighted average shares                    6,691,000    6,675,000

   EARNINGS PER COMMON SHARE - BASIC                      $     0.03         0.29


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
stockholders                                              $  215,000    1,915,000

   Denominator: weighted average shares - diluted          6,737,000    6,696,000

EARNINGS PER COMMON SHARE - DILUTED                       $     0.03         0.29

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                  6,691,000    6,675,000

   Effect of Dilutive Securities Options                      46,000       21,000
                                                          ----------   ----------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                      6,737,000    6,696,000
                                                          ==========   ==========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                  49,000         77,000
                                                     ============   ============

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

                                                                     2005         2004
                                                                  ----------   ----------
Net income:

         As reported                                              $  215,000   $1,915,000
         Add:   Stock-based compensation cost included in
                reported net income, net of related tax effects            0            0
         Less:  Total stock-based compensation cost determined
                under fair value based method for all awards,
                net of related tax effect                             24,000       19,000
                                                                  ----------   ----------

         Pro forma                                                $  191,000   $1,896,000
Earnings per common share and common share assuming dilution:
         As reported                                              $     0.03   $     0.29
         Pro forma                                                $     0.03   $     0.28

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during fiscal year 2005, the fair value of options granted during fiscal year 2004 was calculated by using the following weighted-average assumptions: No dividend rate; price volatility of 20%; risk-free interest rate of 4.4%; and expected lives of ten years.

NEW PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("Statement 151"). Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory, regardless of whether the costs meet the criterion of "abnormal" as defined in ARB 43. Statement 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard when it becomes effective, which is not applicable until its fiscal year beginning June 1, 2006. However, Company's management does not expect the adoption to have a material impact on the Company's future financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29" ("Statement 153"). Statement 153 is based on the principle that exchanges of non-monetary assets should be measured based upon the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance, if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this standard when it becomes effective, which is not applicable until its fiscal year beginning June 1, 2006. However, Company's management does not expect the adoption to have a material impact on the Company's future financial condition or results of operations.

In December 2004, The FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.

NOTE 2.  FOURTH QUARTER ADJUSTMENTS

As a result of a jury verdict issued September 2, 2005 in the trial of the Company's lawsuit against the United Space Alliance, LLC ("Alliance"), which included an award of damages to the Company that was less than the sum of related unpaid accounts receivable amounts, the total net accounts receivables balance as of May 31, 2005 was reduced by the difference between the award ($58,000) and the related accounts receivable total ($1,703,000).

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.  FOURTH QUARTER ADJUSTMENTS (CONTINUED)

The net impact of those adjustments on the financial statements was to reduce the net accounts receivable balance as of May 31, 2005 by $1,645,000, and to reduce net income, after income taxes, for the fiscal year ended May 31, 2005 by $990,000. The reduction to the accounts receivable balance resulted from the combination of a $1,261,000 write-down of billed and unpaid invoices to Alliance, and a write-off of $384,000 unbilled accounts receivable for work performed and not billed on contracts with Alliance. (See Notes 4 and 12)

During the fourth quarter of fiscal year 2005, a combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which were either ready to sell as finished goods or use to produce finished goods, totaled $129,000. Those adjustment amounts, which related to current estimates regarding the extent to which some inventory items would contribute to future sales, were charged to cost of revenues.

As a result of a workplace accident that occurred earlier in the year, the Company was assessed a $96,000 fine by the California Occupational Safety and Health Agency during the fourth quarter. The Company is in the process of appealing the basis and amount of the fine. Offsetting the fine was the recognition during the fourth quarter of a $77,000 gain on disposition of fixed assets damaged in two workplace accidents, including the accident for which the above fine was assessed. The gain related to recording the financial effects of insurance proceeds totaling $155,000 for two claims for the accidents. Receipt of the insurance proceeds occurred shortly after the end of the Company's fiscal year ended May 31, 2005. The $77,000 gain was included in selling, general and administrative expenses in the Company's statement of operations for the year ended May 31, 2005, while the $78,000 balance of the insurance proceeds was offset against costs included in cost of revenues.

NOTE 3.  MAJOR CUSTOMERS AND SUPPLIER CONCENTRATION

The Company derives a major portion of its revenues directly from sales to certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which provided revenues during fiscal year 2005 in excess of 10% of total revenues, consist of the following:

                                                         2005           2004
                                                     ------------   ------------

Lockheed Martin                                           31%            30%
United States Government (Including NASA)                 29%            24%

At May 31, 2005, billed accounts receivable included totals of $1,390,000, or 33% of total billed accounts receivable, due from Lockheed Martin companies, and $391,000, or 9% of total billed accounts receivable, due from the U.S. Government entities, respectively.

During fiscal year 2005, the Company had only one supplier from which it received purchased materials and/or services that exceeded 10% of all purchased materials and services. Purchases during the year from that supplier, Eagle-Picher Technologies, amounted to 16% of all purchases. Disruption of purchases from Eagle-Picher could negatively impact Hi-Shear's reported financial results in the short term, in the event of a disruption of purchases from that key supplier. At May 31, 2005, the Company did not have any outstanding accounts payable with Eagle-Picher.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  ACCOUNTS RECEIVABLE

Billed and unpaid receivables at May 31, 2004                      $  3,287,000
Billed receivables for fiscal year 2005                              16,447,000
Write-down billed receivables                                        (1,261,000)
                                                                   ------------
                                                                     18,473,000
Collected receivables for fiscal year 2005                           14,215,000
                                                                   ------------

Billed and unpaid receivables at May 31, 2005                         4,258,000
                                                                   ------------


Unbilled receivables at May 31, 2005:
      Unbilled receivables on contracts in process                    4,614,000
      Accrued losses on uncompleted contracts                           (83,000)
      Unbilled receivables on completed contracts                       342,000
                                                                   ------------
                                                                      4,873,000
                                                                   ------------

Claims receivable at May 31, 2005                                        18,000
                                                                   ------------

Total gross accounts receivable at May 31, 2005                       9,149,000
Allowance for doubtful accounts                                               0
                                                                   ------------

Total net accounts receivable at May 31, 2005                      $  9,149,000
                                                                   ============

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2005 were $4,258,000 and $4,873,000, respectively.

The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a recently concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company intends to exercise its rights to appeal the verdict (See Note 12).

The accounts receivable balance at May 31, 2005 also includes $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

Unbilled receivables represent revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2005 are as follows:

Total contracts in process                                         $ 27,237,000
                                                                   ============

Total costs incurred                                               $ 10,772,000
Add estimated earnings                                                5,527,000
                                                                   ------------

Total revenue recognized                                             16,299,000
Less amounts billed                                                  12,059,000
                                                                   ------------

                                                                   $  4,240,000
                                                                   ============

Unbilled receivables on contracts in process                       $  4,614,000
Deferred revenue on contracts in process                               (374,000)
                                                                   ------------
                                                                   $  4,240,000
                                                                   ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2005 would change both the recognized revenue and earnings by approximately $64,000.

During the fiscal years 2005 and 2004, the Company generated revenues of approximately $1,684,000 and $2,296,000, respectively, from sources outside of the United States.

NOTE 5.  INVENTORIES

Aerospace and defense inventory:
         Raw materials and component parts                          $   519,000
         Work-in-process                                              1,022,000
         Finished goods                                                 592,000
                                                                    -----------
                                                                      2,133,000
         Less inventory reserves                                       (512,000)
                                                                    -----------
                  Total aerospace and defense inventory               1,621,000

Non-aerospace and non-defense inventory:
         Work-in-process                                                 14,000
                                                                    -----------

                           Total net inventory                      $ 1,635,000
                                                                    ===========


Included in inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The method utilized in management's assessment is to select a sample of the total inventory that it considers to be representative of the total inventory. Each sample item is separately evaluated, and reserve amounts are calculated, based upon its assessment of the likelihood that the item will be used for a future contract. After similarly assessing and calculating individual sample item reserve amounts, the resulting total reserve percentage of each sample group is applied to the total inventory. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

NOTE 6.  EQUIPMENT

Machinery and equipment                                               $4,554,000
Office equipment and furniture                                           215,000
Leasehold improvements                                                   210,000
Production and test tooling                                              155,000
Projects in process                                                      170,000
                                                                      ----------
                                                                       5,304,000
Less accumulated depreciation and amortization                         3,513,000
                                                                      ----------

                                Total net equipment                   $1,791,000
                                                                      ==========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.  EQUIPMENT (CONTINUED)

For fiscal year 2005, the Company capitalized costs amounting to $70,000 that was incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal year 2005. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

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

At May 31, 2005 and throughout fiscal year 2005, the Company did not have any bank debt.

On February 22, 2005, the revolving line of credit was renewed twenty-two months until December 15, 2006. No changes were made to either the maximum borrowing limit of $2,500,000 or the calculation of interest rate applicable to outstanding balances under the line of credit, which is the sum of the Wall Street Journal's rate (6.0% at May 31, 2005) plus 0.5%.

The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2005, the Company was not in compliance with all of the covenants. The bank has advised the Company's management that it will waive the covenant violations.

NOTE 9. ACCRUED LIABILITIES

As of May 31, 2005, accrued liabilities consist of the following:

Accrued vacation                                                      $  650,000
Accrued salaries, wages and bonus                                        319,000
Deferred compensation                                                    151,000
Accrued commissions                                                       26,000
Accrued professional fees                                                 67,000
Accrued income taxes                                                           0
Miscellaneous                                                             58,000
                                                                      ----------

            Total accrued liabilities                                 $1,271,000
                                                                      ==========

NOTE 10. DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $374,000 at May 31, 2005.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.  INCOME TAXES

Deferred income tax net assets in the accompanying balance sheet at May 31, 2005, consist of the following, of which $825,000 is included in current assets:

Deferred income tax net assets:
    Net operating loss carryovers                                   $ 1,256,000
    Accrued vacation                                                    292,000
    Income tax credits                                                  268,000
    Inventory reserves                                                  219,000
    Fixed assets                                                       (334,000)
    Other                                                               (59,000)
                                                                    -----------

                                                                      1,642,000
    Valuation allowance                                                       0
                                                                    -----------
    Net deferred income taxes                                       $ 1,642,000
                                                                    ===========

Realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations. The amount of the deferred income tax assets considered realizable, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced, or if certain changes in the ownership structure of the Company occur.

The provision for income taxes consists of the following:

                                                         2005            2004
                                                       ---------      ---------
Current tax expense:
         Federal                                       $ 203,000      $ 702,000
         State                                            72,000        207,000
         Use of NOL's & tax credit carryovers           (218,000)      (824,000)
                                                       ---------      ---------
                                                       $  57,000      $  85,000
                                                       =========      =========
Deferred tax expense (benefit):
         Federal                                       $ 123,000      $ 646,000
         State                                           131,000        201,000
         Change in valuation allowance                  (209,000)      (932,000)
                                                       ---------      ---------
                                                       $  45,000      $ (85,000)
                                                       =========      =========

Total tax provision                                    $ 102,000      $       0
                                                       =========      =========

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                           2005         2004
                                                         ---------    ---------

Federal income tax computed at 34% statutory rate        $ 108,000    $ 651,000
Permanent differences                                       45,000        4,000
State taxes, net of federal benefit                         19,000      122,000
Other state tax and minimum taxes                           56,000       85,000
Change in valuation allowance                             (209,000)    (932,000)
Use of state tax credit carryover                                0     (182,000)
Prior year tax credits                                      83,000      252,000
                                                         ---------    ---------

                                                         $ 102,000    $       0
                                                         =========    =========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.  INCOME TAXES (CONTINUED)

As of May 31, 2005, the Company had federal net operating loss carryovers of approximately $3,623,000, which expire as follows: $177,000 in 2011; $170,000 in 2012; $2,497,000 in 2015 and $779,000 in 2016. The Company also has state net operating loss carryovers of approximately $274,000, which expire 2006. In addition, as of May 31, 2005, the Company had federal and state income tax credit carryovers of approximately $229,000 and $39,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. A valuation allowance is established to reduce the total deferred tax asset to the amount considered realizable. This amount, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2010. Rental expense under operating leases for the years ended May 31, 2005 and 2004 was approximately $632,000 and $581,000 respectively.

Maximum annual rentals under all non-cancelable operating leases are as follows:

                       2006                 589,000
                       2007                 585,000
                       2008                 594,000
                       2009                 610,000
                       2010                 165,000
                                        -----------
                                        $ 2,543,000
                                        ===========

$2,282,000 of the above lease commitment is for rent of the Company's offices and production facility in Torrance. The lease agreement for the facility extends through August 31, 2009.

In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, were included in accounts receivable. In addition to the Company's lawsuit complaints related to the accounts receivable amounts, the Company also seeks compensatory damages alleging that Alliance fraudulently induced Hi-Shear to enter into two contracts that Alliance had no intention of performing, and that Alliance subsequently repudiated. Further damages are sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

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

In July 2004, Hi-Shear sued Pacific Scientific Energetic Materials Company, a Delaware Corporation, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. The events of this matter are related to the United Space Alliance lawsuit. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

Trial of the lawsuit against United Space Alliance, LLC and USBI commenced on July 5, 2005 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial, but will remain a defendant in the event the Company appeals the court's ruling after the trial. USBI has now made a claim against the Company for recovery of its attorneys' fees and costs, but has not yet specified the amount it may be seeking. The Company believes USBI is not legally entitled to recovery of its attorneys' fees and intends to vigorously oppose USBI's claim for fees. In addition to the summary judgment regarding alleged trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance.

On September 2, 2005, the jury of the trial of Hi-Shear's lawsuit against United Space Alliance, LLC rendered verdicts regarding both Hi-Shear's breach of contract claims and Alliance's counterclaims. The jury ruled for Hi-Shear on one breach of contract claim, for which it awarded damages in the amount of $57,781, and it ruled against Hi-Shear on the remaining breach of contract claims. The jury also determined that Hi-Shear converted certain property, and awarded Alliance the amount of one dollar. All of the jury awards were exclusive of interest and attorneys' fees.

Final judgment hearings with the court regarding this litigation will be scheduled in the coming months. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The court will determine to what extent Hi-Shear may recover its attorneys' fees from Alliance for the claim on which it prevailed, and to what extent Alliance and USBI may recover their attorneys' fees from Hi-Shear relating to the claims on which they prevailed, including Hi-Shear's claims that were dismissed. Hi-Shear is not able to estimate the amount of attorneys' fees for which it may be liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. However, awards of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

As a result of the jury verdict, the net accounts receivable total at May 31, 2005 was reduced by $1,645,000 from $1,703,000 to the $58,000 award to Hi-Shear. That adjustment to accounts receivable resulted in reducing reported net income, after income taxes, for the fiscal year ended May 31, 2005 by $990,000. The Company may exercise its rights to appeal all aspects of this litigation, where it considers it appropriate.

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

A summary of the status of the option plan and changes during fiscal years 2005 and 2004 is as follows:

                                                         2005                                 2004
                                           ---------------------------------    ----------------------------------
                                                                  Weighted-                         Weighted-
                                                                   Average                           Average
                                                                  Exercise                          Exercise
               Fixed Options                    Shares              Price          Shares             Price
------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                  191,216        $   3.95          136,466        $   4.54
     Granted                                            0              --           76,000            2.68
     Exercised                                    (18,300)           3.25          (12,500)           2.05
     Forfeited                                    (21,000)           5.50           (8,750)           5.00
                                               -----------                     -----------

Outstanding at end of year                        151,916            3.81          191,216            3.95
                                             ==============                    ===========

Exercisable at end of year                         95,999            4.52          107,216            5.02

Weighted-average fair value during the year
for options outstanding at year end                              $   4.62                         $   3.20

A further summary about fixed options outstanding at May 31, 2005, is as follows:

                                         Options Outstanding                            Options Exercisable
                           -------------------------------------------------     -----------------------------------
                                             Weighted-
                                              Average           Weighted-                              Weighted-
                                             Remaining           Average                                Average
        Range of               Number       Contractual          Exercise           Number              Exercise
     Exercise Price         Outstanding         Life              Price           Exercisable            Price
--------------------------------------------------------------------------------------------------------------------

$2.05 to $4.99                    102,750    7.9 years          $   2.53                 46,833          $ 2.44
$5.00 to $6.99                     35,166    1.8 years              5.92                 35,166            5.92
$7.00 to $8.50                     14,000    2.7 years              7.97                 14,000            7.97
                           ---------------                                      ----------------

                                  151,916                       $   3.81                 95,999          $ 4.52
                           ===============                                      ================

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  RELATED PARTIES

A director of the Company performs consulting services for the Company under a two-year contract that expires February 28, 2007. The Company incurred $182,000 and $175,000 of consulting fees for the years ended May 31, 2005 and 2004, respectively. At May 31, 2005, $10,000 was due to the related party.

NOTE 15. 401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company's Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2005 and 2004.