Form 10QSB
period 2005-08-31
HI SHEAR TECHNOLOGY CORP
filed 2005-10-17
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,701,000 of Common Stock, $.001 par value as of October 1, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .....................................................1
                  August 31, 2005 (unaudited) and May 31, 2005

         Statements of Operations ...........................................2
                  Three-months ended August 31, 2005 (unaudited) and August 31, 2004 (unaudited)

         Statements of Cash Flows............................................3
                  Three-months ended August 31, 2005 (unaudited) and August 31, 2004 (unaudited)

         Notes to Financial Statements (unaudited) ..........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............9
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES........................................13

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS ......................................................13

     SIGNATURES .............................................................14


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------

                                                                              AUGUST 31                      MAY 31
                                                                                 2005                         2005
                                                                             (UNAUDITED)
                                                                     --------------------------   --------------------------
ASSETS:

Current Assets:
   Cash and cash equivalents                                            $          592,000            $           720,000
   Accounts receivable, net (Note 2)                                            10,094,000                      9,149,000
   Inventories, net                                                              1,495,000                      1,635,000
   Deferred income taxes                                                           825,000                        825,000
   Prepaid expenses and other current assets                                       237,000                        165,000
                                                                        -----------------------       ----------------------

       TOTAL CURRENT ASSETS                                                     13,243,000                     12,494,000

Land                                                                               846,000                        846,000
Equipment, net                                                                   1,819,000                      1,791,000
Deferred income taxes, net                                                         565,000                        817,000
                                                                        -----------------------       ----------------------

                                                                        $       16,473,000            $        15,948,000
                                                                        =======================       ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                          958,000                      1,055,000
   Accrued liabilities (Note 4)                                                  1,617,000                      1,271,000
   Deferred revenue (Note 5)                                                       282,000                        374,000
                                                                        -----------------------       ----------------------

       TOTAL CURRENT LIABILITIES                                                 2,857,000                      2,700,000


Commitments and contingencies (Note 8)


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                                      ---                            ---
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,701,000 shares issued and outstanding                               7,000                          7,000
   Additional paid-in capital                                                    7,278,000                      7,278,000
   Retained earnings                                                             6,331,000                      5,963,000
                                                                        -----------------------       ----------------------

       TOTAL STOCKHOLDERS' EQUITY                                               13,616,000                     13,248,000
                                                                        -----------------------       ----------------------

                                                                        $       16,473,000            $        15,948,000
                                                                        =======================       ======================

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                                             THREE-MONTH PERIOD
                                                                                              ENDED AUGUST 31,
                                                                                      2005                       2004
                                                                                 ----------------           ----------------
REVENUES                                                                         $   5,104,000              $   3,943,000

Cost of Revenues                                                                     2,940,000                  2,417,000
                                                                                 ----------------           ----------------

GROSS MARGIN                                                                         2,164,000                  1,526,000

Selling, General and Administrative Expenses                                         1,534,000                    774,000
                                                                                 ----------------           ----------------

OPERATING INCOME                                                                       630,000                    752,000

Interest Expense                                                                             0                          0
                                                                                 ----------------           ----------------

INCOME BEFORE INCOME TAX EXPENSE                                                       630,000                    752,000

Income Tax Expense                                                                     262,000                    134,000
                                                                                 ----------------           ----------------

NET INCOME                                                                       $     368,000              $     618,000
                                                                                 ================           ================

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution                                            $      0.05                $      0.09
                                                                                 ================           ================

Weighted Number of Common Shares Outstanding:
   Basic                                                                             6,701,000                  6,683,000
                                                                                 ================           ================
   Diluted                                                                           6,736,000                  6,705,000
                                                                                 ================           ================

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                        THREE-MONTH PERIOD
                                                                                         ENDED AUGUST 31,
                                                                                     2005                     2004
                                                                               ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $     368,000           $     618,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                                 100,000                  95,000
       Provision for (reduction to) inventory reserves                               (47,000)                 27,000
       Deferred income taxes                                                         252,000                 101,000
   Changes in assets and liabilities:
       Accounts receivable                                                          (945,000)               (795,000)
       Inventories                                                                   187,000                (164,000)
       Prepaid expenses and other assets                                             (72,000)                (11,000)
       Trade accounts payable                                                        (97,000)               (111,000)
       Accrued liabilities                                                           346,000                 227,000
       Deferred revenue                                                              (92,000)                (16,000)
                                                                               ----------------        ----------------

         Net cash used in operating activities                                             0                 (29,000)
                                                                               ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                            (128,000)                (86,000)
                                                                               ----------------        ----------------
         Net cash used in investing activities                                      (128,000)                (86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net cash provided by financing activities                                         0                       0
                                                                               ----------------        ----------------
         Net decrease in cash                                                       (128,000)               (115,000)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                               720,000                 506,000
                                                                               ----------------        ----------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                               $     592,000           $     391,000
                                                                               ================        ================

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                      $           0           $           0

   Cash paid for income taxes                                                  $      85,000           $      11,000

  See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION AND RESTATEMENT

              Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2005 were $3,380,000 and $6,696,000, respectively, compared to billed and unbilled receivables at May 31, 2005 of $4,258,000 and $4,873,000, respectively. The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a recently concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company intends to exercise its rights to appeal the verdict (See
              Note 8).

              The accounts receivable balances at both August 31, 2005 and May 31, 2005 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

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

              At both August 31, 2005 and May 31, 2005, the Company did not have any bank debt.

              The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (6.5% at August 31, 2005) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2005, the Company was compliant with all of the covenants.

         4.   ACCRUED LIABILITIES

              As of August 31, 2005 and May 31, 2005, accrued liabilities consisted of the following:

                                                       August 31, 2005           May 31, 2005
                                                       ---------------          ----------------
Accrued vacation                                       $      700,000           $       650,000
Accrued salaries, wages and bonus                             504,000                   319,000
Deferred compensation                                         151,000                   151,000
Accrued commissions                                            34,000                    26,000
Accrued professional fees                                     166,000                    67,000
Miscellaneous                                                  62,000                    58,000
                                                       ---------------          ----------------

                    Total accrued liabilities          $    1,617,000           $     1,271,000
                                                       ===============          ================

         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2005 was $282,000, compared to deferred revenue at May 31, 2005 of $374,000.

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

                                                                                             Three-Month Period Ended
                                                                                                    August 31,
                                                                                              2005                2004
                                                                                    ------------------------------------
              Net income:
                   As reported                                                      $      368,000        $      618,000
                   Add:   Stock-based compensation cost included in
                          reported net income, net of related tax effects                        0                     0
                   Less:  Total stock-based compensation cost determined
                          under fair value based method for all awards,
                          net of related tax effect                                          6,000                 6,000
                                                                                    --------------        --------------
                   Pro forma                                                        $      362,000        $      612,000

              Earnings per common share and common share assuming dilution:
                   As reported                                                      $         0.05        $         0.09
                   Pro forma                                                        $         0.05        $         0.09

              The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the quarters ended August 31, 2005 and August 31, 2004, the stock-based compensation cost reflected above for both of those quarters relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

         7.   EARNINGS PER SHARE:

              Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three months ended August 31, 2005 and August 31, 2004 did not change the earnings per share for either of those periods.

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                                              Three-Month Period Ended
                                                                                     August 31,
                                                                       ---------------------------------------
                                                                              2005                2004
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                                       $       368,000    $         618,000

   Denominator: weighted average shares                                       6,701,000            6,683,000

   Earnings per common share - basic                                    $          0.05    $            0.09


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
     Stockholders                                                       $       368,000    $         618,000

   Denominator: weighted average shares - diluted                             6,736,000            6,705,000

Earnings per common share - diluted                                     $          0.05    $            0.09

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                                     6,701,000            6,683,000

   Effect of Dilutive Securities Options                                         35,000               22,000
                                                                        ----------------   ------------------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                                         6,736,000            6,705,000
                                                                          ==============     ================

   Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                                        49,000               77,000
                                                                         ===============     ================

         8.   COMMITMENTS AND CONTINGENCIES

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

              Trial of the lawsuit against United Space Alliance, LLC and USBI commenced on July 5, 2005 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial. USBI has made a claim against the Company for recovery of its costs amounting to approximately $48,000. Under applicable procedural rules, the time in which USBI may seek an award of attorneys' fees has now lapsed. A hearing has not yet been scheduled on USBI's claim, but Hi-Shear intends to challenge the amount of costs sought. Since the outcome at this time is indeterminable, Hi-Shear has not made an accrual for a potential amount payable. In addition to the summary judgment regarding alleged trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance.

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

              Post-trial hearings before the circuit court regarding this litigation will be scheduled in the coming months. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The court will determine to what extent Hi-Shear may recover its attorneys' fees from Alliance, and to what extent, if any, Alliance may recover its attorneys' fees from Hi-Shear. Although Hi-Shear has not yet filed its motion for attorney's fees or costs, Alliance has filed a motion requesting an award of $2.9 million in attorney's fees. The Company intends to vigorously oppose that motion. Hi-Shear is not able to estimate the amount of attorneys' fees for which it may be liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. An award of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

              On October 7, 2005 Hi-Shear timely filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI. The judgment appealed from principally involves the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of its trade secrets and technical data. In the future, the Company may exercise its right to appeal other aspects of this litigation, once any additional judgments are ultimately entered by the trial court.

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

         THREE MONTHS ENDED AUGUST 31, 2005 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2004

         Revenues recognized during the first quarter ended August 31, 2005 were $5,104,000, which is $1,161,000 and 29% more than the revenues of $3,943,000 recognized during the same quarter last year. The overall increase in revenues is reflective of the Company's growing backlog of orders driven by increased spending by the United States government for defense. Total revenues derived from production on defense-related contracts for the Company's expanding line of electronic products increased during the quarter ended August 31, 2005 compared to the same quarter last year, despite decreases in revenues for both of the two electronic products that usually provide the most revenue. While the total backlog of orders for electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles was greater at August 31, 2005 than at August 31, 2004, total revenue derived from production of those two products decreased by a combined total of $346,000 during the quarter ended August 31, 2005, compared to the quarter ended August 31, 2004. Together, those two product groups represented $1,457,000, and 29% of total revenues, for the quarter ended August 31, 2005, compared to $1,803,000, and 46% of revenues, for the quarter ended August 31, 2004.

         Cost of revenues for the quarter ended August 31, 2005 was $2,940,000 compared to $2,417,000 for the same quarter last year. The $523,000 and 22% increase in cost of revenues compared to last year is less than the 29% increase in revenues. That favorable comparison is reflective of the combination of production cost savings resulting from utilization of recent investments in new manufacturing testing equipment, continuing improvements in manufacturing procedures and a $47,000 decrease in inventory reserves compared to a $27,000 increase in inventory reserves during the same quarter last year. The decrease in inventory reserves during the quarter ended August 31, 2005 resulted from utilization during the quarter of inventory items for which significant reserves had previously been established.

         Gross margin for the quarter ended August 31, 2005 increased $638,000 and 42% to $2,164,000, and 42% of revenues, from $1,526,000, and 39% of revenues, reported for the same quarter last year. The increase in total gross margin amount, and the improvement in gross margin as a percentage of revenues, was primarily a result of both increased production activity and cost savings noted above.

         Selling, general and administrative expenses increased by $760,000 and 98%, from $774,000 during the quarter ended August 31, 2004 to $1,534,000 during the quarter ended August 31, 2005. Most of the increase in total selling, general and administrative expenses was for legal fees associated with the trial of Hi-Shear's lawsuit to recover damages associated with the Company's allegations of breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $630,000 and 12% of revenues for the quarter ended August 31, 2005, compared to operating income of $752,000 and 19% of revenues for the same quarter last year. The $122,000 and 16% decrease is the result of all the factors identified above.

         Income tax expense for the first quarter ended August 31, 2005 was $262,000, compared to $134,000 income tax expense for the first quarter ended August 31, 2004. The increase in income tax expense occurred despite decreased operating income, since income tax expense for the quarter ended August 31, 2004 was partially offset by a tax "benefit" realized through elimination of the deferred tax asset valuation allowance that existed at May 31, 2004. A similar tax "benefit" in the form of a deferred tax asset valuation allowance did not exist at May 31, 2005.

         Net income for the quarter ended August 31, 2005 was $368,000, or $0.05 per share, compared to net income of $618,000, or $0.09 per share, for the quarter ended August 31, 2004.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $10,094,000 and $9,149,000 at August 31, 2005 and May 31, 2005, respectively. The billed component of the total accounts receivable balance at August 31, 2005 was $3,380,000 compared to $4,258,000 at May 31, 2005. The total accounts receivable balances at both August 31, 2005 and May 31, 2005 include $58,000 for the amount of a recent jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company may exercise its rights to appeal the verdict (See Note 8). The accounts receivable balances at both August 31, 2005 and May 31, 2005 were not reduced for reserves on doubtful accounts. The $878,000 decrease in billed accounts receivable balances from May 31, 2005 to August 31, 2005 is primarily a consequence of billings during August 2005 being $1,092,000 less than during May 2005.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2005 were $6,696,000 compared to $4,873,000 at May 31, 2005. Unbilled receivables at August 31, 2005 and May 31, 2005 also included reductions of $41,000 and $83,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $1,823,000 increase in unbilled receivables from May 31, 2005 to August 31, 2005 is reflective of a combination of a great amount of production activity and significant increases in the amounts of some pre-existing customers' orders without corresponding billing events occurring during the quarter.

         At both August 31, 2005 and May 31, 2005, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, decreased from $1,635,000 at May 31, 2005 to $1,495,000 at August 31, 2005. The $140,000 decrease in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production exceeding the cumulative cost of items added to inventory during the quarter ended August 31, 2005. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $465,000 at August 31, 2005, compared to $512,000 at May 31, 2005. That $47,000 reduction resulted from utilization during the quarter of items in inventory at May 31, 2005 that had collective reserves approximately equal to the amount of the total reserves reduction.

         Trade accounts payable decreased from $1,055,000 at May 31, 2005 to $958,000 at August 31, 2005. There are no disputed amounts included in accounts payable at August 31, 2005.

         At both August 31, 2005 and May 31, 2005 the Company did not have any bank debt. While the Company had no bank debt at August 31, 2005, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 3).

         As of August 31, 2005, the Company had federal net operating loss carryovers of approximately $3,047,000, which expire as follows:
         $2,268,000 in 2015 and $779,000 in 2016. In addition, as of August 31,
         2005, the Company had federal and state income tax credit carryovers of approximately $229,000 and $7,000, respectively. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, a valuation allowance to reduce the total deferred tax asset to a smaller net realizable amount was not established as of August 31, 2005.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the quarter ended August 31, 2005 was $-0-, compared to cash used in operating activities being $29,000 more than was provided by operating activities during the same quarter last year. The $29,000 increase in net operating cash flows between the two quarters was a combination of several factors. Increased collections from billed accounts receivable of $883,000 were almost entirely offset by increased disbursements for payroll and accounts payable during the quarter ended August 31, 2005 compared to the same quarter last year.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at August 31, 2005 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2005 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (6.5% at August 31, 2005) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2005, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at August 31, 2005 did not exist, and therefore reported "cash and cash equivalents" at that date was $592,000.

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


                                     HI-SHEAR TECHNOLOGY CORPORATION



Date:    October 17, 2005            By:      /s/ George W. Trahan
                                              ---------------------------------
                                             George W. Trahan
                                             President, CEO and Co-chairman



Date:    October 17, 2005            By:      /s/ Gregory J. Smith
                                              ---------------------------------
                                              Gregory J. Smith
                                              Vice President of Finance and CFO