Form 10QSB
period 2005-11-30
HI SHEAR TECHNOLOGY CORP
filed 2006-01-17
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005
                               -----------------

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

                  24225 Garnier Street, Torrance, CA 90505-5355
              -----------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number) (310) 784-2100
                                              ------------------

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,701,000 of Common Stock, $.001 par value as of November 30, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ....................................................1
                  November 30, 2005 (unaudited) and May 31, 2005

         Statements of Operations ..........................................2
                  Six-months ended November 30, 2005 (unaudited) and November 30, 2004 (unaudited)

         Statements of Cash Flows...........................................3
                  Six-months ended November 30, 2005 (unaudited) and November 30, 2004 (unaudited)

         Notes to Financial Statements (unaudited) .........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............9
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES.......................................14

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........15

     ITEM 6 - EXHIBITS .....................................................15

     SIGNATURES ............................................................16


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
------------------------------------------------------------------------------------------

                                                             NOVEMBER 30         MAY 31
                                                                 2005             2005
                                                             (UNAUDITED)
                                                             ------------     ------------
ASSETS:

Current Assets:
   Cash and cash equivalents                                 $ 1,182,000      $   720,000
   Accounts receivable, net (Note 2)                          10,360,000        9,149,000
   Inventories, net                                            1,399,000        1,635,000
   Deferred income taxes                                         825,000          825,000
   Prepaid expenses and other current assets                     129,000          165,000
                                                             ------------     ------------

       TOTAL CURRENT ASSETS                                   13,895,000       12,494,000

Land                                                             846,000          846,000
Equipment, net                                                 1,821,000        1,791,000
Deferred income taxes, net                                       217,000          817,000
                                                             ------------     ------------

                                                             $16,779,000      $15,948,000
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                        827,000        1,055,000
   Accrued liabilities (Note 4)                                1,591,000        1,271,000
   Deferred revenue (Note 5)                                      95,000          374,000
                                                             ------------     ------------

       TOTAL CURRENT LIABILITIES                               2,513,000        2,700,000


Commitments and contingencies (Note 8)


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                     --               --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,701,000 shares issued and outstanding           7,000            7,000
   Additional paid-in capital                                  7,278,000        7,278,000
   Retained earnings                                           6,981,000        5,963,000
                                                             ------------     ------------

       TOTAL STOCKHOLDERS' EQUITY                             14,266,000       13,248,000
                                                             ------------     ------------

                                                             $16,779,000      $15,948,000
                                                             ============     ============

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                         SIX-MONTH PERIOD              THREE-MONTH PERIOD
                                                        ENDED NOVEMBER 30,             ENDED NOVEMBER 30,
                                                      2005             2004           2005            2004
                                                   -----------     -----------     -----------     -----------
REVENUES                                           $9,842,000      $8,208,000      $4,738,000      $4,265,000

Cost of Revenues                                    5,726,000       5,495,000       2,786,000       3,078,000
                                                   -----------     -----------     -----------     -----------

GROSS MARGIN                                        4,116,000       2,713,000       1,952,000       1,187,000

Selling, General and Administrative Expenses        2,388,000       1,520,000         854,000         746,000
                                                   -----------     -----------     -----------     -----------

OPERATING INCOME                                    1,728,000       1,193,000       1,098,000         441,000

Interest Expense                                            0               0               0               0
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                    1,728,000       1,193,000       1,098,000         441,000

Income Tax Expense                                    710,000         325,000         448,000         191,000
                                                   -----------     -----------     -----------     -----------

NET INCOME                                         $1,018,000      $  868,000      $  650,000      $  250,000
                                                   ===========     ===========     ===========     ===========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution:             $     0.15      $     0.13      $     0.10      $     0.04
                                                   ===========     ===========     ===========     ===========

Weighted Number of Common Shares Outstanding:
   Basic                                            6,701,000       6,683,000       6,701,000       6,684,000
                                                   ===========     ===========     ===========     ===========
   Diluted                                          6,727,000       6,729,000       6,719,000       6,733,000
                                                   ===========     ===========     ===========     ===========

See Notes to Financial Statements



HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                               SIX-MONTH PERIOD
                                                              ENDED NOVEMBER 30,
                                                            2005              2004
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 1,018,000       $   868,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        201,000           193,000
       Loss (gain) on disposition of fixed assets            (2,000)           19,000
       Provision for inventory reserves                       7,000            27,000
       Deferred income taxes                                600,000           266,000
   Changes in assets and liabilities:
     Accounts receivable                                 (1,211,000)       (1,021,000)
     Inventories                                            229,000            62,000
     Prepaid expenses and other assets                       36,000            (7,000)
     Trade accounts payable                                (228,000)          154,000
     Accrued liabilities                                    320,000           188,000
     Deferred revenue                                      (279,000)          (49,000)
                                                        ------------      ------------

         Net cash provided by operating activities          691,000           700,000
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                            2,000            37,000
   Purchase of equipment                                   (231,000)         (248,000)
                                                        ------------      ------------

         Net cash used in investing activities             (229,000)         (211,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                          0            20,000
                                                        ------------      ------------

         Net cash provided by financing activities                0            20,000
                                                        ------------      ------------

         Net increase in cash                               462,000           509,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              720,000           506,000
                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,182,000       $ 1,015,000
                                                        ============      ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                               $         0       $         0

   Cash paid for income taxes                           $   105,000       $    30,000

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

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2005 were $3,889,000 and $6,453,000, respectively, compared to billed and unbilled receivables at May 31, 2005 of $4,258,000 and $4,873,000, respectively. The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company may exercise its rights to appeal the verdict (See Note 8).

              The accounts receivable balances at both November 30, 2005 and May 31, 2005 also include $18,000 for damages awarded to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

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

              At both November 30, 2005 and May 31, 2005, the Company did not have any bank debt.

              The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (7.0% at November 30, 2005) plus 0.5%.

              The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2005, the Company was compliant with all of the covenants.

         4.   ACCRUED LIABILITIES

              As of November 30, 2005 and May 31, 2005, accrued liabilities consisted of the following:

                                                   November 30, 2005            May 31, 2005
                                                 ---------------------      --------------------
Accrued vacation                                       $      722,000           $       650,000
Accrued salaries, wages and bonus                             548,000                   319,000
Deferred compensation                                         151,000                   151,000
Accrued commissions                                            58,000                    26,000
Accrued professional fees                                      50,000                    67,000
Miscellaneous                                                  62,000                    58,000
                                                       ---------------          ----------------

                    Total accrued liabilities          $    1,591,000           $     1,271,000
                                                       ===============          ================


         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at November 30, 2005 was $95,000, compared to deferred revenue at May 31, 2005 of $374,000.

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

                                                            Six-Month Period Ended        Three-Month Period Ended
                                                                 November 30,                    November 30,
                                                             2005            2004           2005             2004
                                                         -----------     -----------     -----------     -----------
Net Income:                                              $1,018,000      $  868,000      $  650,000      $  250,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                  0               0               0               0

   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect           12,000          12,000           6,000           6,000
                                                         -----------     -----------     -----------     -----------

   Pro forma                                             $1,006,000      $  856,000      $  644,000      $  244,000
Earnings per common share and common share assuming
         dilution:
   As reported                                           $     0.15      $     0.13      $     0.10      $     0.04
   Pro forma                                             $     0.15      $     0.13      $     0.10      $     0.04

              The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the six and three-month periods ended November 30, 2005 and November 30, 2004, the stock-based compensation cost reflected above for each of those periods relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

         7.   EARNINGS PER SHARE:

              Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and six months ended November 30, 2005 and November 30, 2004 did not change the earnings per share for any of those periods.

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                           Six-Month Period Ended          Three-Month Period Ended
                                                                November 30,                    November 30,
                                                            2005            2004            2005            2004
                                                         ----------      ----------      ----------      ----------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                        $1,018,000      $  868,000      $  650,000      $  250,000

   Denominator:  weighted average shares                 6,701,000       6,683,000       6,701,000       6,684,000

   Earnings per common share - basic                    $     0.15      $     0.13      $     0.10      $     0.04


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholders                                        $1,018,000      $  868,000      $  650,000      $  250,000

   Denominator:  weighted average shares - diluted       6,727,000       6,729,000       6,719,000       6,733,000

   Earnings per common share - diluted                  $     0.15      $     0.13      $     0.10      $     0.04


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                 6,701,000       6,683,000       6,701,000       6,684,000

   Effect of Dilutive Securities Options                    26,000          46,000          18,000          49,000
                                                         ----------      ----------      ----------      ----------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
     in Diluted EPS                                      6,727,000       6,729,000       6,719,000       6,733,000
                                                        ===========     ===========     ===========     ===========

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                   49,000          59,000          49,000          59,000
                                                        ===========     ===========     ===========     ===========


         8.   COMMITMENTS AND CONTINGENCIES

              In November 2000, Hi-Shear sued United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages, including damages for the defendants' refusal to pay thirteen invoices totaling $1,319,000 on four separate contracts for specially manufactured aerospace components. All of those unpaid invoices, plus an unbilled amount of $384,000 related to work performed on two of the contracts, were included in accounts receivable. In addition to the Company's lawsuit complaints related to the accounts receivable amounts, the Company also sought compensatory damages alleging that Alliance fraudulently induced Hi-Shear to enter into two contracts that Alliance had no intention of performing, and that Alliance subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

              A counterclaim was filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. The counterclaim arose out of the same circumstances as the Company's lawsuit. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle in order that Alliance receive a performance incentive award payment from NASA of up to $6 million.

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

              Trial of the lawsuit against United Space Alliance, LLC and USBI commenced on July 5, 2005 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial. USBI has made a claim against the Company for recovery of its costs amounting to approximately $48,000. Under applicable procedural rules, the time in which USBI may seek an award of attorneys' fees has now lapsed. Hi-Shear has challenged the amount of costs sought. Since the outcome at this time is indeterminable, Hi-Shear has not made an accrual for a potential amount payable. In addition to the summary judgment regarding alleged trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance.

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

              Post-trial hearings before the circuit court regarding this litigation are scheduled in the coming months. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The court will determine to what extent Hi-Shear may recover its attorneys' fees from Alliance, and to what extent, if any, Alliance may recover its attorneys' fees from Hi-Shear. Although Hi-Shear has not yet filed its motion for attorney's fees or costs, Alliance has filed a motion requesting an award of $2.9 million in attorney's fees. The Company intends to vigorously oppose that motion. Hi-Shear is not able to estimate either the amount of attorneys' fees for which it may be reimbursed or liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. An award of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

              On October 7, 2005 Hi-Shear timely filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI. The judgment appealed principally involves the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of its trade secrets and technical data. In the future, the Company may exercise its right to appeal other aspects of this litigation, once the trial court ultimately enters any additional judgments.

              In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

              The Company is currently under audit by the Internal Revenue Service. Such audits occur in the normal course of business. Since the Company's management does not anticipate any material adjustments that may arise as the result of the audit, no adjustments have been made to the financial statements at this time.


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

         THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2004

         Revenues recognized during the second quarter ended November 30, 2005 were $4,738,000, which is $473,000 and 11% more than the revenues of $4,265,000 recognized during the same quarter last year. The increase in total revenues was driven by productivity gains resulting from significant improvements to production capacity and processes that were being implemented during the second quarter last year. Realization of production efficiencies contributed to more effective utilization of the Company's production work force on its expanding backlog of customer purchase orders for space and defense products. As a result, increased revenues generated from the production of satellite and launch vehicle components and the Company's expanding line of defense-related products more than offset decreased revenues associated with the minimum production activity on electronic ejection seat control products for military aircraft during the quarter. Although the Company had a large open customer purchase order for its ejection seat control product throughout the quarter, the required delivery dates did not necessitate much production on that product during the quarter.

         Cost of revenues for the quarter ended November 30, 2005 decreased $292,000 and 9% to $2,786,000, compared to $3,078,000 during the same quarter last year. Achievement of decreased cost of revenues during a period of increased revenues is the result of several factors. Production cost savings from the utilization of recent investments in new manufacturing testing equipment and continuing improvements in manufacturing procedures are two of those factors. A third factor contributing to the decrease in cost of revenues during the second quarter was that the Company did not incur operating expenses this year comparable to the significant expenses that it incurred last year for upgrading and expanding its pyrotechnic loading capacity.

         Gross margin for the quarter ended November 30, 2005 increased $765,000 and 64% to $1,952,000, or 41% of revenues, from $1,187,000, or 28% of revenues, reported for the same quarter last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of both increased production efficiencies and cost savings noted above.

         Selling, general and administrative expenses increased by $108,000 and 14% from $746,000 during the quarter ended November 30, 2004 to $854,000 during the quarter ended November 30, 2005. Contributing to the increase in total selling, general and administrative expenses were increases in compensation expenses for management.

         The Company realized operating income of $1,098,000, or 23% of revenues, for the quarter ended November 30, 2005, compared to operating income of $441,000, or 10% of revenues, for the same quarter last year. The $657,000 and 149% increase is the result of all the factors identified above.

         Income tax expense for the second quarter ended November 30, 2005 was $448,000 and 41% of operating income, compared to $191,000 and 43% of operating income for the second quarter ended November 30, 2004. The $257,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         Net income for the quarter ended November 30, 2005 was $650,000, or $0.10 per share, compared to net income of $250,000, or $0.04 per share, for the quarter ended November 30, 2004.

         SIX MONTHS ENDED NOVEMBER 30, 2005 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2004

         Revenues recognized during the six months ended November 30, 2005 were $9,842,000, which is $1,634,000 and 20% more than the revenues of $8,208,000 recognized during the same six-month period last year. Contributing to the overall increase in revenues was that a greater proportion of the Company's total direct labor was allocated to the production of an increased customer order backlog for satellite and launch vehicle components. Consequently, revenues for those products during the six months ended November 30, 2005 increased by approximately $1,350,000 to approximately $2,550,000 and 26% of total revenues, compared to approximately $1,200,000 and 15% of total revenues for the same six-month period last year. Additional revenue increases were derived from increased production activity on the Company's expanding line of defense-related products, which more than offset decreases in revenues associated with a reduced level of production activity on two major electronic products. While the total backlog of orders for electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles was greater at November 30, 2005 than at November 30, 2004, the customers' purchase order delivery dates did not necessitate as much production on those orders as required on similar orders during the same six-month period last year. Consequently, total revenue derived from production of those two products decreased by a combined total of $1,716,000 during the six-month period ended November 30, 2005, compared to the same six-month period last year. Together, those two product groups represented $2,410,000, and 25% of revenues, for the six months ended November 30, 2005, compared to $4,126,000, and 50% of total revenues, for the six months ended November 30, 2004.

         Cost of revenues for the six months ended November 30, 2005 was $5,726,000, compared to $5,495,000 for the same period last year. The increase in cost of revenues by $231,000 and 4% represents a significantly smaller percentage increase than the 20% increase in corresponding revenues between the same six-month periods, as noted above. That favorable comparison is reflective of the combination of production cost savings resulting from utilization of recent investments in new manufacturing testing equipment and continuing improvements in manufacturing procedures. Also contributing to the smaller percentage rate of increase in costs of revenues compared to the percentage increase in revenue was that the Company did not incur expenses during the six months ended November 30, 2005 comparable to the significant amount of operating expenses that were incurred during the same period last year for upgrading and expanding its pyrotechnic loading capacity.

         Gross margin for the six months ended November 30, 2005 increased $1,403,000 and 52% to $4,116,000, and 42% of revenues, from $2,713,000, and 33% of revenues, reported for the same period last year. Both the increase in total gross margin amount and the 9% improvement in gross margin as a percent of revenues occurred as a result of the factors noted above.

         Selling, general and administrative expenses increased by $868,000 and 57% from $1,520,000 during the six-month period ended November 30, 2004 to $2,388,000 during the six-month period ended November 30, 2005. Most of the increase in total selling, general and administrative expenses was for legal costs associated with Hi-Shear's lawsuit and trial to recover damages associated with the Company's allegations of breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $1,728,000 and 18% of revenues for the six-month period ended November 30, 2005, compared to operating income of $1,193,000, or 15% of revenues, for the same period last year. The $535,000 and 45% increase is the result of all the factors identified above.

         Income tax expense for the six-month period ended November 30, 2005 was $710,000 and 41% of operating income, compared to $325,000 and 27% of operating income for the six-month period ended November 30, 2004. The increase in income tax expense occurred primarily as a consequence of the corresponding increase in operating income, upon which reported income tax expense is principally based. However, the net amount of income tax expense reported for the six months ended November 30, 2004 included a partial offset by a tax "benefit" realized through the elimination of the deferred tax asset valuation allowance that existed at May 31, 2004. A similar potential future tax "benefit" in the form of a deferred tax asset valuation allowance did not exist at or subsequent to May 31, 2005.

         Net income for the six-month period ended November 30, 2005 increased $ 150,000 and 17% to $1,018,000, or $0.15 per share, compared to net income of $868,000, or $0.13 per share, for the same period last year.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $10,360,000 and $9,149,000 at November 30, 2005 and May 31, 2005, respectively. The billed component of the total accounts receivable balance at November 30, 2005 was $3,889,000 compared to $4,258,000 at May 31, 2005. The total accounts receivable balances at both November 30, 2005 and May 31, 2005 include $58,000 for the amount of a recent jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company may exercise its rights to appeal the verdict (See Note 8). The accounts receivable balances at both November 30, 2005 and May 31, 2005 were not reduced for reserves on doubtful accounts. The $369,000 decrease in billed accounts receivable balances from May 31, 2005 to November 30, 2005 is primarily a consequence of billings during November 2005 being $320,000 less than during May 2005.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2005 were $6,453,000 compared to $4,873,000 at May 31, 2005. Unbilled receivables at November 30, 2005 and May 31, 2005 also included reductions of $27,000 and $83,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $1,580,000 increase in unbilled receivables from May 31, 2005 to November 30, 2005 is reflective of a combination of a great amount of production activity on the Company's expanding customer order backlog, but without corresponding billing events occurring during the six-month period ended November 30, 2005.

         At both November 30, 2005 and May 31, 2005, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, decreased from $1,635,000 at May 31, 2005 to $1,399,000 at November 30, 2005. The $236,000 decrease in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production exceeding the cumulative cost of items added to inventory during the six months ended November 30, 2005. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $519,000 at November 30, 2005, compared to $512,000 at May 31, 2005.

         Trade accounts payable decreased from $1,055,000 at May 31, 2005 to $827,000 at November 30, 2005. There are no disputed amounts included in accounts payable at November 30, 2005.

         At both November 30, 2005 and May 31, 2005 the Company did not have any bank debt. While the Company had no bank debt at November 30, 2005, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 3).

         As of November 30, 2005, the Company had federal net operating loss carryovers of approximately $2,044,000, which expire as follows:
         $1,265,000 in 2015 and $779,000 in 2016. In addition, as of November 30, 2005, the Company had federal income tax credit carryovers of approximately $229,000. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, no valuation allowance to reduce the total deferred tax asset to a smaller net realizable amount was deemed necessary as of November 30, 2005.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the six-month period ended November 30, 2005 was $691,000, compared to net cash generated by operating activities of $700,000 during the same six-month period last year. The relatively small variance of $9,000 in net increase in cash generated by operating activities corresponds to a similarly small change in collections from billed receivables between the same six-month periods. Cash collections on billed receivables during the six months ended November 30, 2005 increased $40,000 to $7,333,000, compared to cash collections on billed receivables of $7,293,000 during the same six-month period last year.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at November 30, 2005 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at November 30, 2005 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (7.0% at November 30, 2005) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2005, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at November 30, 2005 did not exist, and therefore reported "cash and cash equivalents" at that date was $1,182,000.

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

         On November 17, 2005, the Company held its Annual Meeting of Stockholders, at which time each of the Company's four nominees for election to the Board of Directors was elected. The number of votes for George W. Trahan, Thomas R. Mooney, David W. Einsel and Jack Bunis were the same, as follows: 6,567,084 votes for, and 63,794 votes against. There were no abstentions or broker non-votes.

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


                                      HI-SHEAR TECHNOLOGY CORPORATION



Date:  January 17, 2006               By:  /s/ George W. Trahan
     ------------------                    -----------------------------------
                                           George W. Trahan
                                           President, CEO and Co-chairman



Date:  January 17, 2006               By:  /s/ Gregory J. Smith
     ------------------                    -----------------------------------
                                           Gregory J. Smith
                                           Vice President of Finance and CFO