Form 10QSB
period 2006-02-28
HI SHEAR TECHNOLOGY CORP
filed 2006-04-11
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2006
                                -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,701,000 of Common Stock, $.001 par value as of February 28, 2006.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .................................................... 1
             February 28, 2006 (unaudited) and May 31, 2005

         Statements of Operations .......................................... 2
             Three-months and nine-months ended February 28, 2006
             (unaudited) and February 28, 2005 (unaudited)

         Statements of Cash Flows........................................... 3
             Nine-months ended February 28, 2006 (unaudited) and February 28, 2005 (unaudited)

         Notes to Financial Statements (unaudited).......................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............ 9
         CONDITION AND RESULTS OF OPERATIONS

     ITEM 3 - CONTROLS AND PROCEDURES....................................... 14

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 14

     ITEM 5 - BOARD OF DIRECTORS AND BANK APPROVAL FOR CASH DIVIDEND
              PAYMENT....................................................... 15

     ITEM 6 - EXHIBITS ..................................................... 15

     SIGNATURES ............................................................ 16

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                               FEBRUARY 28,      MAY 31,
                                                                   2006           2005
                                                               ------------   ------------
                                                                (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                   $  2,202,000   $    720,000
   Accounts receivable, net (Note 2)                             11,121,000      9,149,000
   Inventories, net                                               1,270,000      1,635,000
   Deferred income taxes                                            682,000        825,000
   Prepaid expenses and other current assets                        116,000        165,000
                                                               ------------   ------------

         TOTAL CURRENT ASSETS                                    15,391,000     12,494,000

Land                                                                846,000        846,000
Equipment, net                                                    1,766,000      1,791,000
Deferred income taxes, net                                                0        817,000
                                                               ------------   ------------

                                                               $ 18,003,000   $ 15,948,000
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                         1,001,000      1,055,000
   Accrued liabilities (Note 4)                                   1,948,000      1,271,000
   Deferred revenue (Note 5)                                         73,000        374,000
                                                               ------------   ------------

         TOTAL CURRENT LIABILITIES                                3,022,000      2,700,000

Commitments and contingencies (Note 8)


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                        --             --
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,701,000 shares issued and outstanding              7,000          7,000
   Additional paid-in capital                                     7,278,000      7,278,000
   Retained earnings                                              7,696,000      5,963,000
                                                               ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY                              14,981,000     13,248,000
                                                               ------------   ------------

                                                               $ 18,003,000   $ 15,948,000
                                                               ============   ============

See Notes to Financial Statements


                                            1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                      NINE-MONTH PERIOD ENDED       THREE-MONTH PERIOD ENDED
                                                            FEBRUARY 28,                 FEBRUARY 28,
                                                    ---------------------------   ---------------------------
                                                        2006           2005           2006           2005
                                                    ------------   ------------   ------------   ------------
REVENUES                                            $ 16,073,000   $ 11,600,000   $  6,231,000   $  3,392,000

Cost of Revenues                                       9,895,000      7,817,000      4,169,000      2,322,000
                                                    ------------   ------------   ------------   ------------

GROSS MARGIN                                           6,178,000      3,783,000      2,062,000      1,070,000

Selling, General and Administrative Expenses           3,293,000      2,277,000        905,000        757,000
                                                    ------------   ------------   ------------   ------------

OPERATING INCOME                                       2,885,000      1,506,000      1,157,000        313,000

Interest Expense                                               0              0              0              0
                                                    ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                       2,885,000      1,506,000      1,157,000        313,000

Income Tax Expense                                     1,152,000        465,000        442,000        140,000
                                                    ------------   ------------   ------------   ------------

NET INCOME                                          $  1,733,000   $  1,041,000   $    715,000   $    173,000
                                                    ============   ============   ============   ============

Earnings per Common Share:
   Basic                                            $       0.26   $       0.16   $       0.11   $       0.03
                                                    ============   ============   ============   ============
   Diluted                                          $       0.26   $       0.15   $       0.11   $       0.03
                                                    ============   ============   ============   ============

Weighted Number of Common Shares Outstanding:
   Basic                                               6,701,000      6,688,000      6,701,000      6,696,000
                                                    ============   ============   ============   ============
   Diluted                                             6,729,000      6,737,000      6,731,000      6,749,000
                                                    ============   ============   ============   ============

See Notes to Financial Statements


                                                      2

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                            NINE-MONTH PERIOD ENDED
                                                                  FEBRUARY 28,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $  1,733,000    $  1,041,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           303,000         294,000
          Loss (gain) on disposition of fixed assets            (2,000)         19,000
       Provision for inventory reserves                         48,000          27,000
       Deferred income taxes                                   960,000         384,000
   Changes in assets and liabilities:
     Accounts receivable                                    (1,972,000)     (2,080,000)
     Inventories                                               317,000               0
     Prepaid expenses and other assets                          49,000         (11,000)
     Trade accounts payable                                    (54,000)        142,000
     Accrued liabilities                                       677,000         265,000
     Deferred revenue                                         (301,000)         99,000
                                                          ------------    ------------

         Net cash provided by operating activities           1,758,000         180,000
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                               2,000          37,000
   Purchase of equipment                                      (278,000)       (399,000)
                                                          ------------    ------------

         Net cash used in investing activities                (276,000)       (362,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                             0          55,000
                                                          ------------    ------------

         Net cash provided by financing activities                   0          55,000
                                                          ------------    ------------

         Net increase (decrease) in cash                     1,482,000        (127,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 720,000         506,000
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  2,202,000    $    379,000
                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                 $          0    $          0


   Cash paid for income taxes                             $    105,000    $     39,000

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

     2.   ACCOUNTS RECEIVABLE

          Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2006 were $2,941,000 and $8,162,000, respectively, compared to billed and unbilled receivables at May 31, 2005 of $4,258,000 and $4,873,000, respectively. The billed accounts receivable balances at both dates includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company may exercise its rights to appeal the verdict (See Note 8).

          The accounts receivable balances at both February 28, 2006 and May 31, 2005 also include $18,000 for damages awarded to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

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

          At both February 28, 2006 and May 31, 2005, the Company did not have any bank debt.

          The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (7.5% at February 28, 2006) plus 0.5%.

          The business loan agreement requires bank approval for payment of dividends and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 28, 2006, the Company was compliant with all of the covenants.

          Subsequent to quarter end, the Company's Board of Directors and its bank approved a cash dividend of $1,500,000, or $0.224 per share, to shareholders of record as of the close of business April 21, 2006. The ex-dividend date is April 19, 2006. This dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

     4.   ACCRUED LIABILITIES

          As of February 28, 2006 and May 31, 2005, accrued liabilities consisted of the following:

                                                   February 28,    May 31,
                                                       2006          2005
                                                    ----------   ----------
          Accrued vacation                          $  735,000   $  650,000
          Accrued salaries, wages and bonus            678,000      319,000
          Deferred compensation                        151,000      151,000
          Accrued commissions                           45,000       26,000
          Accrued professional fees                     95,000       67,000
          Accrued income taxes                          89,000            0
          Deposits from customers                       88,000            0
          Miscellaneous                                 67,000       58,000
                                                    ----------   ----------

                       Total accrued liabilities    $1,948,000   $1,271,000
                                                    ==========   ==========

     5.   DEFERRED REVENUE

          Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at February 28, 2006 was $73,000, compared to deferred revenue at May 31, 2005 of $374,000.

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

                                                           Nine-Month Period Ended         Three-Month Period Ended
                                                                 February 28,                     February 28,
                                                              2006            2005            2006            2005
                                                         -------------   -------------   -------------   -------------
Net Income:                                              $   1,733,000   $   1,041,000   $     715,000   $     173,000
   As reported
   Add:  Stock-based compensation cost included
         in reported net income, net of related tax
         effects                                                     0               0               0               0
   Less: Total stock-based compensation cost
         determined under fair value based method
         for all awards, net of related tax effect              18,000          18,000           6,000           6,000
                                                         -------------   -------------   -------------   -------------

   Pro forma                                             $   1,715,000   $   1,023,000   $     709,000   $     167,000
Earnings per common share:
   Basic:
      As reported                                        $        0.26   $        0.16   $        0.11   $        0.03
      Pro forma                                          $        0.26   $        0.15   $        0.11   $        0.02
   Diluted:
      As reported                                        $        0.26   $        0.15   $        0.11   $        0.03
      Pro forma                                          $        0.25   $        0.15   $        0.11   $        0.02

          The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the nine and three-month periods ended February 28, 2006 and February 28, 2005, the stock-based compensation cost reflected above for each of those periods relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years.

     7.   EARNINGS PER SHARE:

          Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and nine months ended February 28, 2006 and and the three months ended February 28, 2005 did not change the earnings per share for any of those periods. However, the dilutive effect from outstanding options for the nine months ended February 28, 2005 reduced the earnings per share by $0.01.

          The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                         Nine-Month Period Ended        Three-Month Period Ended
                                                               February 28,                  February 28,
                                                            2006           2005           2006           2005
                                                        ------------   ------------   ------------   ------------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator: earnings available for common
    Stockholders                                        $  1,733,000   $  1,041,000   $    715,000   $    173,000

   Denominator: weighted average shares                    6,701,000      6,688,000      6,701,000      6,696,000

   Earnings per common share - basic                    $       0.26   $       0.16   $       0.11   $       0.03


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator: earnings available for common
    Stockholders                                        $  1,733,000   $  1,041,000   $    715,000   $    173,000

   Denominator: weighted average shares - diluted          6,729,000      6,737,000      6,731,000      6,749,000

   Earnings per common share - diluted                  $       0.26   $       0.15   $       0.11   $       0.03


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                   6,701,000      6,688,000      6,701,000      6,696,000

   Effect of Dilutive Securities Options                      28,000         49,000         30,000         53,000
                                                        ------------   ------------   ------------   ------------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
     in Diluted EPS                                        6,729,000      6,737,000      6,731,000      6,749,000
                                                        ============   ============   ============   ============

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                     44,000         52,000         44,000         52,000
                                                        ============   ============   ============   ============

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

          A recently concluded audit by the Internal Revenue Service resulted in a "no change" conclusion by the auditor. Accordingly, no adjustments to previously filed tax returns are required.

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

     THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2005

     Revenues recognized during the third quarter ended February 28, 2006 were $6,231,000, which is $2,839,000 and 84% more than the revenues of $3,392,000 recognized during the same quarter last year. The increase in total revenues was driven by increased production on the Company's expanding backlog of orders for pyrotechnic and electronic components for national defense and satellite programs. Increased production activity related to both electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles yielded revenues of $2,591,000, or 42% of total revenues, for the quarter ended February 28, 2006, compared to $1,277,000, or 38% of total revenues, for the same period last year.

     Cost of revenues for the quarter ended February 28, 2006 was $4,169,000, compared to $2,322,000 for the same quarter last year. The increase in cost of revenues by $1,847,000 and 80% represents a smaller percentage increase than the 84% increase in corresponding revenues between the same three-month periods, as noted above. That favorable comparison was achieved by an increased volume of labor and material involved in production activity, together with the realization of cost savings from utilization of recent investments in new manufacturing testing equipment and continuing improvements in manufacturing procedures.

     Gross margin for the quarter ended February 28, 2006 increased $992,000 and 93% to $2,062,000, or 33% of revenues, from $1,070,000, or 32% of revenues, reported for the same quarter last year. The increase in total gross margin occurred as a result of the factors noted above.

     Selling, general and administrative expenses increased by $148,000 and 20% from $757,000 during the quarter ended February 28, 2005 to $905,000 during the quarter ended February 28, 2006. Contributing to the increase in total selling, general and administrative expenses were increases in compensation expenses for management.

     The Company realized operating income of $1,157,000, or 19% of revenues, for the quarter ended February 28, 2006, compared to operating income of $313,000, or 9% of revenues, for the same quarter last year. The $844,000 and 270% increase is the result of all the factors identified above.

     Income tax expense for the quarter ended February 28, 2006 was $442,000 and 38% of operating income, compared to $140,000 and 45% of operating income for the third quarter ended February 28, 2005. The $302,000 increase in income tax expense generally corresponds with the increase in operating income, upon which reported income tax expense is principally based.

     Net income for the quarter ended February 28, 2006 was $715,000, or $0.11 per share, compared to net income of $173,000, or $0.03 per share, for the quarter ended February 28, 2005.

     NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2005

     Revenues recognized during the nine months ended February 28, 2006 were $16,073,000, which is $4,473,000 and 39% more than the revenues of $11,600,000 recognized during the same nine-month period last year. The increase in total revenues was driven by increased production on the Company's expanding backlog of orders for pyrotechnic components for both national defense and satellites. Indicative of the expanding amount and diversity of the composition of the Company's backlog is that total revenues derived from production on defense-related orders for electronic ejection seat control products for military aircraft and safe arm fuzes for Patriot Advanced Capability ("PAC-3") missiles represented a smaller percentage of total revenues for the nine-month period ended February 28, 2006, than during the same nine-month period last year, while total revenues derived from those two programs were about the same for both periods. Total revenues from those two programs was $5,001,000, or 31% of total revenues, for the nine months ended February 28, 2006, compared to total revenues of $5,403,000, or 47% of total revenues, for the nine months ended February 28, 2005.

     Cost of revenues for the nine months ended February 28, 2006 was $9,895,000, compared to $7,817,000 for the same period last year. The $2,078,000 and 27% increase in cost of revenues represents a significantly smaller percentage increase than the 39% increase in corresponding revenues between the same nine-month periods, as noted above. That favorable comparison is reflective of the combination of increased volume of production and production cost savings resulting from utilization of recent investments in new manufacturing testing equipment and continuing improvements in manufacturing procedures.

     Gross margin for the nine months ended February 28, 2006 increased $2,395,000 and 63% to $6,178,000, or 38% of revenues, from $3,783,000, or
     33% of revenues, reported for the same period last year. Both the increase in total gross margin amount and the 5% improvement in gross margin as a percent of revenues occurred as a result of the factors noted above.

     Selling, general and administrative expenses increased by $1,016,000 and 45% from $2,277,000 during the nine-month period ended February 29, 2005 to $3,293,000 during the nine-month period ended February 28, 2006. The principal cause for the increase in total selling, general and administrative expenses were increased legal costs associated with Hi-Shear's lawsuit to recover damages associated with the Company's allegations of breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

     The Company realized operating income of $2,885,000, or 18% of revenues, for the nine-month period ended February 28, 2006, compared to operating income of $1,506,000, or 13% of revenues, for the same period last year. The $1,379,000 and 92% increase is the result of all the factors identified above.

     Income tax expense for the nine-month period ended February 28, 2006 was $1,152,000 and 40% of operating income, compared to $465,000 and 31% of operating income for the nine-month period ended February 28, 2005. The increase in income tax expense occurred primarily as a consequence of the corresponding increase in operating income, upon which reported income tax expense is principally based. However, the net amount of income tax expense reported for the nine months ended February 28, 2005 included a partial offset by a tax "benefit" realized through the elimination of the deferred tax asset valuation allowance that existed at May 31, 2004. A similar potential future tax "benefit" in the form of a deferred tax asset valuation allowance did not exist at, or subsequent to, May 31, 2005.

     Net income for the nine-month period ended February 28, 2006 increased $692,000 and 66% to $1,733,000, or $0.26 per share, compared to net income of $1,041,000, or $0.16 per share, for the same period last year.

     FINANCIAL CONDITION

     Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $11,121,000 and $9,149,000 at February 28, 2006 and May 31, 2005, respectively. The billed component of the total accounts receivable balance at February 28, 2006 was $2,941,000 compared to $4,258,000 at May 31, 2005. The total accounts receivable balances at both February 28, 2006 and May 31, 2005 include $58,000 for the amount of a recent jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company may exercise its rights to appeal the verdict (See Note 8). The accounts receivable balances at both February 28, 2006 and May 31, 2005 were not reduced for reserves on doubtful accounts. The 1,317,000 decrease in billed accounts receivable balances from May 31, 2005 to February 28, 2006 is primarily a consequence of billings during February 2006 being $999,000 less than during May 2005.

     Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 28, 2006 were $8,162,000 compared to $4,873,000 at May 31, 2005. Unbilled receivables at February 28, 2006 and May 31, 2005 also included reductions of $9,000 and $83,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $3,289,000 increase in unbilled receivables from May 31, 2005 to February 28, 2006 is reflective of a combination of a great amount of production activity on the Company's expanding customer order backlog, but without corresponding billing events occurring during the nine-month period ended February 28, 2006.

     At both February 28, 2006 and May 31, 2005, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is currently in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

     Inventories, net of reserves, decreased from $1,635,000 at May 31, 2005 to $1,270,000 at February 28, 2006. The $365,000 decrease in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production exceeding the cumulative cost of items added to inventory during the nine months ended February 28, 2006. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $560,000 at February 28, 2006, compared to $512,000 at May 31, 2005.

     Trade accounts payable decreased from $1,055,000 at May 31, 2005 to $1,001,000 at February 28, 2006. There are no disputed amounts included in accounts payable at February 28, 2006.

     At both February 28, 2006 and May 31, 2005 the Company did not have any bank debt. While the Company had no bank debt at February 28, 2006, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 3).

     As of February 28, 2006, the Company had federal net operating loss carryovers of approximately $988,000, which expire as follows: $258,000 in 2015 and $730,000 in 2016. In addition, as of February 28, 2006, the Company had federal income tax credit carryovers of approximately $229,000. The realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryovers. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, no valuation allowance to reduce the total deferred tax asset to a smaller net realizable amount was deemed necessary as of February 28, 2006.

     LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended February 28, 2006, net cash of $1,758,000 was provided by operating activities, compared to net cash of $180,000 that was provided by operating activities during the first nine months last year. The $1,578,000 increase in net operating cash flows between the two nine-month periods was primarily the result of collections from billed accounts receivable totaling $3,075,000 more during the nine months ended February 28, 2006 than during the same nine-month period last year. That increase in collections was partially offset by a considerably smaller increase in cash disbursements related to operating activities.

     To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The outstanding balance under this line of credit at February 28, 2005 was $-0-. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at February 28, 2006 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (7.5% at February 28, 2006) plus 0.5%.

     The business loan agreement requires bank approval for payment of dividends and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At February 28, 2006, the Company was compliant with all of the financial covenants.

     The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

     In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at February 28, 2006 did not exist, and therefore reported "cash and cash equivalents" at that date was $2,202,000.

     The Company's bank and its Board of Directors have approved a cash dividend of $1,500,000, or $0.224 per share, to shareholders of record as of the close of business April 21, 2006. The ex-dividend date is April 19, 2006. This dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

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

ITEM 5 - BOARD OF DIRECTORS AND BANK APPROVAL FOR CASH DIVIDEND PAYMENT

     The Company's Board of Directors and its bank have approved a cash dividend of $1,500,000, or $0.224 per share, to shareholders of record as of the close of business April 21, 2006. The ex-dividend date is April 19, 2006. This dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

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


                                         HI-SHEAR TECHNOLOGY CORPORATION


Date:    April 7, 2006                   By:  /s/ George W. Trahan
    -----------------------                   -------------------------------
                                              George W. Trahan
                                              President and CEO



Date:    April 7, 2006                   By:  /s/ Gregory J. Smith
    -----------------------                   -------------------------------
                                              Gregory J. Smith
                                              Vice President and CFO