Form 10KSB
period 2006-05-31
HI SHEAR TECHNOLOGY CORP
filed 2006-07-31
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     FOR THE FISCAL YEAR ENDED MAY 31, 2006    COMMISSION FILE NUMBER: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $ 21,052,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $33,085,000 as of July 11, 2006, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,774,000 shares of the Registrants Common Stock issued and outstanding as of July 11, 2006.

Part III, other than Item 13, is incorporated by reference from the Registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of May 31, 2006.

Transitional Small Business Disclosure Format YES ( ) NO ( X )

                         HI-SHEAR TECHNOLOGY CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
       ITEM 1    BUSINESS....................................................  1

       ITEM 2    PROPERTIES..................................................  4

       ITEM 3    LEGAL PROCEEDINGS...........................................  4

       ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  6

PART II.
       ITEM 5    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                 SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES........  7

       ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................  7

       ITEM 7    FINANCIAL STATEMENTS........................................ 11

       ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................... 11

       ITEM 8A   CONTROLS AND PROCEDURES..................................... 11

PART III.
       ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                 ACT......................................................... 12

       ITEM 10   EXECUTIVE COMPENSATION...................................... 12

       ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............. 12

       ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 12

       ITEM 13   EXHIBITS ................................................... 12

       ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................... 12

SIGNATURES................................................................... 13

EXHIBIT INDEX................................................................ 14

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

     PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, weapon systems and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to separate rocket motors, nose cones, satellites, open satellite doors, payload fairings, operate valves, deploy solar panels, booms, communications antennae, missile fins, and in driving stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout its space exploration missions and the Space Shuttle.

     CARTRIDGE ACTUATED DEVICES. Hi-Shear's cartridge actuated devices are mechanical gas-activated products utilized for use on satellites, launch vehicles, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters valves, pin pullers and other devices. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, such as satellites, payload fairings, nose cones, capsules, booster rockets, tanks, solar arrays, antenna booms and other devices. We maintain an active program for new designs, including pyrotechnic and electric low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

     In addition to pyrotechnic cartridge activated devices, we manufacture a line of electrically driven ultra low shock separation nuts for satellite applications where an alternative to pyrotechnic activation is desirable. These high performance electric separation devices provide the strength and flight heritage identical to our cartridge activated separation nuts while providing the advantage of reduced shock and resettable usage for appropriate applications. Hi-Shear also manufactures sophisticated highly reliable mechanical sub-components used on satellites to aim the satellites onboard communications array and other components for space vehicles and weapons systems according to customer supplied detailed designs and testing requirements.

     Hi-Shear manufactures handheld cartridge driven cutters for use in a wide range of emergency situations for fire and rescue. The LIFESHEAR cutter's light weight, and ease of use enable it to quickly cut through auto parts and reinforcing bar in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The tools are manufactured and marketed outside the United States and Canada under license by Akers Krutbruk Protection AB, Akers Styckebruk, Sweden.

     ELECTRONIC PRODUCTS. Hi-Shear is a key supplier of electronic products that fire pyrotechnic and/or explosive charges while at the same time maintaining the utmost in safety.

     Hi-Shear supplies electronic safe arm fuzes for various military programs. The Company's Patriot (PAC-3) missile system safe arm fuze is used to fire explosive elements contained in the PAC-3 missile. This dual function high reliability safe arm fuze is a key operational component onboard each missile launch. The PAC-3 high performance anti-missile batteries are deployed with the U.S. Army and its allies throughout the world to protect against enemy missile attack. We employ a proprietary initiator in the safe arm product that, when removed, permits full testing of the electronics without risk to personnel or damaging the integrity of the missile system. This allows for economical missile system safety checks, and an extended shelf life estimated at 30 years, which is among the longest in the industry.

     Hi-Shear manufactures both the electronic Mark 58 Acoustic Firing Device and its master control unit, the Mark 92 Acoustic Firing Code Transmitter, for use by the U.S. Navy. This unique ordnance firing system utilizes acoustic signals for underwater demolition and is used by Navy divers to dispose of sea mines, limpet mines, sonobuoys and torpedoes. The acoustic firing device is specially constructed and tested to be non-magnetic equipment so that it may be used safely in the proximity of magnetic influenced ordnance. The acoustic firing device is consumed in each explosive disposal firing.

     The Firing Code Transmitter is the compact portable electronic console that is operated on the oceans surface to remotely control the operation of the firing device. The firing code transmitter is programmed by its operator to effectively function the acoustic firing device, which is located underwater, at a significant distance from the code transmitter console. The transmitter is self contained in a briefcase sized weather proof case and has its own power supply. The transmitter unit is completely reusable and may efficiently signal the firing of many acoustic firing devices.

     The Company supplies, both in the U.S. and overseas, ejection seat control units and the ordnance devices that it signals to fire. These devices are sold for use on the U.S. Air Force ACES II crew ejection seat installed in many fighter and bomber aircraft, including the A-10, B-2, F-15 and F-16. The ejection seat control unit fires multiple ordnance devices that deploy parachutes, rockets and other events crucially necessary for the pilot's ejection from the aircraft.

                             CUSTOMERS AND CONTRACTS

     Most of the Company's customers are large aerospace prime or subcontractors. In addition, the Company derives a significant amount of its revenue from contracts it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin and the United States Government accounted for 26% and 27%, respectively, of the Company's revenues in fiscal year 2006, compared to 31% and 29%, respectively, of the Company's revenues in fiscal year 2005. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

     In both fiscal years 2006 and 2005, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies, costly changes made by the customer for which it refuses to pay or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from contractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

     The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2006, we continued our programs to reduce many of the manufacturing lead-times to help our customers with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

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

     As of May 31, 2006, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $12.9 million and $19.6 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $12.7 million and $17.3 million, respectively. The increase in both backlogs was a consequence of the total amount of new orders booked during fiscal year 2006 being greater than both revenue recognized and billings to customers during fiscal year 2006.

                                   COMPETITION

     Hi-Shear's aerospace and defense products are thoroughly tested individually, as well as tested in conjunction with the end product into which they are incorporated. After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products. Therefore, due to the Company's extensive financial investment and years of involvement in the development of our products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders. In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic and explosive devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors. Hi-Shear currently qualifies as a small business entity for the purposes of obtaining small business set aside contracts and dealing with U.S. Government contracts or programs.

                          MANUFACTURING AND PRODUCTION

     Production consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the power cartridge. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2006, Hi-Shear had approximately 100 full time employees, the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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

ITEM 2. PROPERTIES

     Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing and assembly operations. The Company leases these offices pursuant to a five (5) year lease through August 31, 2009. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending facility. We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company's operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In November 2000, to recover damages, which included numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000, Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. The Company also sought compensatory damages alleging that Alliance fraudulently induced it to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

     A counterclaim was subsequently filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule.

     Regarding events related to the United Space Alliance lawsuit, Hi-Shear filed suit against Pacific Scientific Energetic Materials Company, a Delaware Corporation, in July 2004 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

     Trial of the lawsuit against Alliance and USBI commenced on July 5, 2005 in Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. In addition to the summary judgment regarding trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial and USBI did not seek an award of attorneys fees incurred by it in the litigation. USBI has made a claim against the Company for recovery of its costs amounting to approximately $48,000. The Company intends to challenge this claim and management believes the ultimate amount of fees, if any, will not be material to the Company's future financial position or results of operations. Due to the uncertainty surrounding the likelihood and amount of potential fees Hi-Shear has not made an accrual for a potential amount payable.

     On September 2, 2005, the jury of the trial of Hi-Shear's lawsuit against United Space Alliance, LLC rendered verdicts regarding both Hi-Shear's breach of contract claims and Alliance's counterclaims. The jury ruled for Hi-Shear on one breach of contract claim, for which it awarded damages in the amount of $57,781, and it ruled against Hi-Shear on the remaining breach of contract claims. The jury also determined that Hi-Shear converted certain property, and awarded Alliance the amount of one dollar. All of the jury awards were exclusive of interest and attorneys' fees. The trial court entered a final judgment on May 18, 2006 based on the jury's verdict.

     Post-trial hearings before the circuit court regarding this litigation continue. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The trial court has retained jurisdiction to award attorneys fees and costs but has not yet ruled on which party may be entitled to its fees or costs and, if so, the amount thereof. Both Hi-Shear and Alliance have filed various motions related to attorney's fees or costs. Alliance has filed motions requesting an award of $3.4 million in attorney's fees and costs. The Company has not yet filed its amount of fees and costs and intends to oppose the Alliance motions and to vigorously pursue collection of its fees and costs from the defendant. The court will determine to what extent Hi-Shear may recover its attorneys' fees and costs from Alliance, and to what extent, if any, Alliance may recover its attorneys' fees and costs from Hi-Shear. Hi-Shear is not able to estimate either the amount of attorneys' fees for which it may be reimbursed or liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. An award of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

     On October 7, 2005 Hi-Shear timely filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI. The judgment appealed principally involves the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of its trade secrets and technical data. The Company has also timely filed a Notice of Appeal to challenge the trial courts final judgment and the myriad of questionable adverse rulings by the court during the course of the trial.

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

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                        High           Low
                                                        ----           ---
            Fiscal Year 2006 ending May 31, 2006

                        4th Quarter                   $ 12.00       $  3.50
                        3rd Quarter                      3.77          2.75
                        2nd Quarter                      3.84          2.66
                        1st Quarter                      4.18          3.39

            Fiscal Year 2005 ending May 31, 2005

                        4th Quarter                   $  5.46       $  3.33
                        3rd Quarter                      6.00          4.12
                        2nd Quarter                      5.90          3.21
                        1st Quarter                      3.34          2.90


     The Board of Directors approved and the Company paid a cash dividend of $1,512,000, or $0.224 per share, to shareholders of record as of the close of business April 21, 2006. The dividend was not special, and did not represent that the Company will pay dividends on a scheduled basis. Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

     The number of holders of record of Hi-Shear's Common Stock was 59 and the number of beneficial shareholders was approximately 1,383 as of July 11, 2006.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

     The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These include the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs and the economy in general.

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

     Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2006 would change both the amount of revenue and earnings recognized by approximately $71,000.

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

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2006 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2005

     Revenues recognized during fiscal year 2006 were $21,052,000, which is 31% more than the revenues of $16,076,000 recognized during fiscal year 2005. The increase in revenues was driven by growth in the use of the Company's products in national missile defense systems, tactical weapons and satellites. Utilizing an increased workforce, production activities increased during the year to meet the demand in both the electronic and pyrotechnic-based device product areas. The Company serviced over 65 separate space and defense projects during the year, while products used in space applications continued to be the largest area of product use at 32% of total revenues. Products manufactured for use in national missile defense, both in the United States and abroad, accounted for 23% of total revenues.

     Cost of revenues for the fiscal year 2006 was $13,340,000, or 63% of revenues, compared to $10,859,000, or 68% of revenues, for the prior fiscal year. Cost containment programs, including utilization of new equipment, absorption of fixed overhead expenses by a larger labor base and continuing improvements in manufacturing procedures, together with the increased volume of product activity during the year, contributed to the reduction in cost of revenues when measured as a percentage of revenues. Increases to inventory reserves and write-offs of slow-moving inventory items resulted in $113,000 charged to cost of revenues for fiscal year 2006, compared to $179,000 that was charged to cost of revenues for similar adjustments during fiscal year 2005. The adjustments to inventory valuations relate to management's estimates regarding the extent to which the Company's inventory items will be used in generating future revenues.

     Gross margin continued to improve in both total amount and as a percentage of revenues, which was the result of increased product activity and production cost efficiencies noted above. Gross margin for fiscal year 2006 increased $2,495,000 to $7,712,000, or 37% of revenues, from $5,217,000, or 32% of revenues, which was reported for fiscal year 2005.

     Selling, general and administrative expenses were $4,020,000 for fiscal year 2006, compared to $4,900,000 in fiscal year 2005. Last year's expenses included a $1,645,000 write-down of accounts receivables from a customer, subsequent to the conclusion of the jury trial of the Company's collection lawsuit regarding that customers' accounts receivable (See Note 13). The write-down amount was the difference between the Company's accounts receivable balance due from that customer and the total amount of damages awarded to the Company by the jury. The Company is currently appealing the trial verdict. Offsetting some of the reduction in expense that is attributable to the accounts receivable write-down were increased legal costs incurred during fiscal year 2006 that were associated with the Company's lawsuit.

     The Company realized operating income of $3,692,000, or 18% of revenues, for the fiscal year ended May 31, 2006, compared to operating income of $317,000, or 2% of revenues, for the previous fiscal year. The $3,375,000 increase is the result of increased space and defense product activity and other factors identified above.

     Income tax expense for fiscal year 2006 was $1,397,000 and 38% of operating income, compared to $102,000 and 32% of operating revenue for fiscal year 2005. The increase in income tax expense occurred primarily as a consequence of the corresponding increase in operating income, upon which reported income tax expense is principally based. Contributing to income tax expense as a percentage of operating revenue being less for fiscal year 2005 than for fiscal year 2006 was that the net amount of income tax expense reported for fiscal year 2005 included a partial offset by a tax "benefit" realized through the elimination of the deferred tax asset valuation allowance that existed at May 31, 2004. A similar potential future tax "benefit" in the form of a deferred tax asset valuation allowance did not exist at, or subsequent to, May 31, 2005.

     Net income for the fiscal year ended May 31, 2006 was $2,295,000, or $0.34 per share and 11% of revenues, compared to $215,000, or $0.03 per share and 1% of revenues, for the previous fiscal year. The increase in net income resulted primarily from growth in the volume of space and defense product revenues and product gross margins related to those products. Lower general and administrative expense contributed further to the increase.

                               FINANCIAL CONDITION

     Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $10,938,000 and $9,149,000 at the end of fiscal year 2006 and fiscal year 2005, respectively. The billed component of the total accounts receivable balance at May 31, 2006 was $3,926,000, compared to $4,258,000 at the end of the previous fiscal year. The accounts receivable balances at both May 31, 2006 and May 31, 2005 were not reduced for reserves on doubtful accounts. The $332,000 decrease in the billed and unpaid balance at May 31, 2006 compared to the billed and unpaid balance at May 31, 2005 primarily is the result of total billings during the last two months of fiscal 2006 being less than during the same two-month period last year, plus total cash receipts during the same two-month period being greater for fiscal 2006 than for fiscal 2005.

     Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2006 were $6,994,000, compared to $4,873,000 at the end of fiscal year 2005. Unbilled receivables at May 31, 2006 and May 31, 2005 also included reductions of $18,000 and $83,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $2,121,000 increase in unbilled receivables at May 31, 2006 compared to unbilled receivables at May 31, 2005 is reflective of a combination of a great amount of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically lag behind the production activity.

     At both May 31, 2006 and May 31, 2005, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

     Inventories, net of reserves, decreased from $1,635,000 at May 31, 2005 to $1,610,000 at May 31, 2006. The $25,000 decrease in net inventory balance includes increases to inventory reserves and write-offs of slow moving inventory items amounting to $113,000. Excluding those reserves increases and write-offs, total inventory increased $87,000. That increase is the result of total costs for additions to inventory exceeding total costs of inventory consumed in manufacturing during fiscal year 2006. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $425,000 at May 31, 2006, compared to $512,000 at May 31, 2005.

     Trade accounts payable decreased from $1,055,000 at the end of fiscal year 2005 to $860,000 at the end of fiscal year 2006. The $195,000 decrease is primarily the result of total costs of material and sub-contract purchase receipts for work on customer orders during May 2006 being significantly less than costs for similar purchase receipts during the same month last fiscal year. There are no disputed amounts included in accounts payable at May 31, 2006.

     At both May 31, 2006 and May 31, 2005, the Company did not have any bank debt having available borrowing of up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 8).

     As of May 31, 2006, the Company had federal income tax credit carryovers of approximately $169,000. The realization of deferred income tax assets, including tax credit carryovers, is primarily dependent upon generating sufficient taxable income to absorb the tax benefit of the deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets ultimately will be realized. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, no valuation allowance to reduce the total deferred income tax asset to a smaller net realizable amount was deemed necessary as of May 31, 2006.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $2,429,000 was provided by operating activities during fiscal year 2006, compared to net cash of $501,000 that was provided by operating activities during fiscal year 2005. The $1,928,000 increase in net operating cash flows between the two fiscal years was primarily the result of collections from billed accounts receivable totaling $5,002,000 more during fiscal year 2006 than during fiscal year 2005, while total disbursements for operating activities increased by a smaller amount from fiscal year 2005 to fiscal year 2006.

     To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations.

There was no outstanding balance under this line of credit at May 31, 2006. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at May 31, 2006 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (8.0% at May 31, 2006) plus 0.5%.

     The business loan agreement contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage, positive cash flow from operations and approval of dividend payments. At May 31, 2006, the Company was compliant with all of the financial covenants.

     The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

     In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at May 31, 2006 did not exist, and therefore reported "cash and cash equivalents" at that date was $1,508,000.

     With the approval of its Board of Directors and its bank, the Company paid a cash dividend of $1,512,000, or $0.224 per share, to shareholders of record as of the close of business April 21, 2006. The dividend was not special, and did not represent that the Company will pay dividends on a scheduled basis.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2006 and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2006 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2006 and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2006 and is incorporated herein by reference.


ITEM 13. EXHIBITS

     Exhibits: See "Exhibit Index", page 14.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2006 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HI-SHEAR TECHNOLOGY CORPORATION


Date: July 28, 2006                By:  /s/ George W. Trahan
                                        ----------------------------------------
                                        President, Chief Executive Officer and
                                        Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 28, 2006                By:  /s/ George W. Trahan
                                        ----------------------------------------
                                        President, Chief Executive Officer and
                                        Chairman


                                   By:  /s/ Thomas R. Mooney
                                        ----------------------------------------
                                        Director, Co-chairman of the Board


                                   By:  /s/ Gregory J. Smith
                                        ----------------------------------------
                                        Vice President of Finance and Chief
                                        Financial Officer


                                   By:  /s/ Jack Bunis
                                        ----------------------------------------
                                        Director


                                   By:  /s/ David W. Einsel
                                        ----------------------------------------
                                        Director

                                  EXHIBIT INDEX
EXHIBIT                                                             SEQUENTIALLY
NUMBER                        DESCRIPTIONS                            NUMBERED
------                        ------------                            --------
3.1           Certificate of Incorporation, as amended(1)
3.2           Bylaws, as amended(2)
4.1           Form of Common Stock(3)
10.1          1993 Stock Option Plan(2)
10.2.1        Consulting Agreement with Thomas R. Mooney(6)
10.2.2        Consulting Agreement with Thomas R. Mooney(13)
10.3          Employment Agreement with George W. Trahan(5)
10.3.1        Amendment to Employment Agreement with George W. Trahan(6)
10.3.2        Employment Agreement with George W. Trahan(13)
10.4.1        Torrance Property Lease(6)
10.4.1.1      Torrance Property Lease Amendment #1(12)
10.5.1        Form of Buy/Sell Agreement(6)
10.6          Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1        Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2        Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3        Promissory Note and Amendment Relating to U.S.
              Bank Credit Facility(7)
10.6.3.1      Amendments to Promissory Notes Relating to U.S.
              Bank Credit Facility(8)
10.6.3.2      Amendments to Promissory Notes Relating to U.S.
              Bank Credit Facility(11)
10.6.3.3      Amendment to Promissory Note Relating to U.S.
              Bank Credit Facility(12)
10.6.3.4      Amendment to Promissory Note Relating to U.S.
              Bank Credit Facility(13)
10.6.4        Term Note Related to U.S. Bank Credit Facility(11)
16.2          Letter on Change in Certifying Accountant(9)
16.3          Letter on Change in Certifying Accountant (10)
20            Form 8-K/A filed August 8, 2003(12)
23.1          Consent of Raimondo Pettit Group
23.2          Consent of Grant Thornton LLP(11)
31            Rule 13a-14(a) Certifications
32            Section 1350 Certifications

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.
(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.
(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.
(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.
(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.
(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.
(7) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 2002.
(8) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2002.
(9) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.2 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2003.
(10) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.3 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2003.
(11) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 19, 2003.
(12) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 30, 2004.
(13) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 2005.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report........................................         F-1

Balance Sheet.......................................................         F-2

Statements of Operations............................................         F-3

Statements of Stockholders' Equity  ................................         F-4

Statements of Cash Flows   .........................................         F-5

Notes to Financial Statements.......................................  F-6 - F-22

                          [LOGO] RAIMONDO PETTIT GROUP

                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2006 and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Raimondo Pettit Group


Torrance, California
July 26, 2006

HI-SHEAR TECHNOLOGY CORPORATION


BALANCE SHEET
MAY 31, 2006

ASSETS
----------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                   $    1,508,000
   Accounts receivable (Note 4)                                                    10,938,000
   Inventories, net (Note 5)                                                        1,610,000
   Deferred income taxes (Note 12)                                                    810,000
   Prepaid expenses and other current assets                                          170,000
                                                                               ---------------

     TOTAL CURRENT ASSETS                                                          15,036,000

Land (Note 7)                                                                         846,000
Equipment, net (Note 6)                                                             1,872,000
                                                                               ---------------

                                                                               $   17,754,000
                                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current Liabilities
   Trade accounts payable                                                      $      860,000
   Accrued liabilities (Note 9)                                                     1,906,000
   Current portion of obligations under capital leases (Note 11)                       40,000
   Deferred revenue (Note 10)                                                         242,000
                                                                               ---------------

     TOTAL CURRENT LIABILITIES                                                      3,048,000

Deferred income taxes (Note 12)                                                       337,000
Obligations under capital leases (Note 11)                                            113,000
                                                                               ---------------

     TOTAL LIABILITIES                                                              3,498,000
                                                                               ---------------

Commitments and contingencies (Notes 8, 13 & 16)

Stockholders' Equity (Note 14)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                                     ---
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,774,000 shares issued and outstanding                                            7,000
   Additional paid-in capital                                                       7,503,000
   Retained earnings                                                                6,746,000
                                                                               ---------------

     TOTAL STOCKHOLDERS' EQUITY                                                    14,256,000
                                                                               ---------------

                                                                               $   17,754,000
                                                                               ===============
See Notes to Financial Statements.

                                              F-2

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,

                                                                  2006                     2005
-----------------------------------------------------------------------------------------------------
REVENUES (Note 3)                                           $     21,052,000         $     16,076,000

Cost of Revenues                                                  13,340,000               10,859,000
                                                           ------------------       ------------------

GROSS MARGIN                                                       7,712,000                5,217,000

Selling, General and Administrative Expenses                       4,020,000                4,900,000
                                                           ------------------       ------------------

OPERATING INCOME                                                   3,692,000                  317,000

Interest Expense (Note 8)                                                  0                        0
                                                           ------------------       ------------------

INCOME BEFORE INCOME TAX EXPENSE                                   3,692,000                  317,000

Income Tax Expense (Note 12)                                       1,397,000                  102,000
                                                           ------------------       ------------------

NET INCOME                                                  $      2,295,000         $        215,000
                                                           ==================       ==================

Basic Earnings per Common Share and
     Per Common Share Assuming Dilution                     $           0.34         $           0.03
                                                           ==================       ==================

Weighted Number of Common Shares Outstanding:
     Basic                                                         6,709,000                6,691,000
                                                           ==================       ==================
     Diluted                                                       6,741,000                6,737,000
                                                           ==================       ==================

See Notes to Financial Statements.

                                                 F-3

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2006 AND 2005


                                     Common Stock             Additional                            Total
                              ----------------------------     Paid-In          Retained         Stockholders'
                                  Shares         Amount        Capital          Earnings            Equity
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 2004               6,683,000     $  7,000   $    7,219,000   $    5,748,000    $    12,974,000

  Stock options exercised              18,000            -           59,000                -             59,000
  Net income                                -            -                -          215,000            215,000
                              ----------------    --------   --------------   ---------------   ---------------

Balance, May 31, 2005               6,701,000        7,000        7,278,000        5,963,000         13,248,000

  Stock options exercised              73,000            -          225,000                             225,000
  Dividend                                  -            -                -       (1,512,000)        (1,512,000)
  Net income                                -            -                -        2,295,000          2,295,000
                              ----------------    --------   --------------   ---------------   ---------------

Balance May 31, 2006                6,774,000     $  7,000   $    7,503,000   $    6,746,000    $    14,256,000
                              ================    ========   ==============   ===============   ===============


See Notes to Financial Statements.


                                                       F-4

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,
                                                                              2006                 2005
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $     2,295,000      $       215,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             417,000              394,000
       Loss (gain) on disposition of fixed assets                                  9,000              (45,000)
       Provision for inventory reserves                                           87,000              123,000
       Write-off of obsolete inventory, net of reserves                           25,000               56,000
       Reduction to accounts receivable reserves                                       0              (27,000)
          Write-down of accounts receivable, net of reserves                           0            1,645,000
       Deferred income taxes, net                                              1,169,000               45,000
   Changes in assets and liabilities:
     Accounts receivable                                                      (1,789,000)          (2,440,000)
     Inventories                                                                 (87,000)            (251,000)
     Prepaid expenses and other assets                                            (5,000)             (11,000)
     Trade accounts payable                                                     (195,000)             309,000
     Accrued liabilities                                                         635,000              205,000
     Deferred revenue                                                           (132,000)             283,000
                                                                         ----------------     ----------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,429,000              501,000
                                                                         ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                                 2,000              114,000
   Purchase of equipment                                                        (345,000)            (460,000)
                                                                         ----------------     ----------------

         NET CASH USED IN INVESTING ACTIVITIES                                  (343,000)            (346,000)
                                                                         ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligation                                          (11,000)                   0
   Proceeds from stock options exercised                                         225,000               59,000
   Payment of dividend                                                        (1,512,000)                   0
                                                                         ----------------     ----------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,298,000)              59,000
                                                                         ----------------     ----------------

         NET INCREASE IN CASH                                                    788,000              214,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   720,000              506,000
                                                                         ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     1,508,000      $       720,000
                                                                         ================     ================

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                $             0      $             0

   Cash paid for income taxes                                            $       105,000               39,000

   Non-cash investing and financing activities
   Assets acquired under capital lease obligation                        $       164,000      $             0

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

EQUIPMENT:

Equipment is recorded at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows: machinery and equipment, 5 to 10 years; autos, 5 years; tooling, 3 years; furniture and fixtures, 10 years.

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

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both fiscal year 2006 and fiscal year 2005 did not change the earnings per share for either of those fiscal years.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                                       YEARS ENDED MAY 31,
                                                              --------------------------------------
                                                                      2006              2005
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                               $    2,295,000            215,000

   Denominator: weighted average shares                              6,709,000          6,691,000

   EARNINGS PER COMMON SHARE - BASIC                            $         0.34               0.03


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common
     Stockholders                                               $    2,295,000            215,000

   Denominator: weighted average shares - diluted                    6,741,000          6,737,000

EARNINGS PER COMMON SHARE - DILUTED                             $         0.34               0.03

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding during the Period                            6,709,000          6,691,000

   Effect of Dilutive Securities Options                                32,000             46,000
                                                                ---------------    ---------------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                                6,741,000          6,737,000
                                                                ===============    ===============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                      10,000              49,000
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

                                                                            2006             2005
Net income:

      As reported                                                       $   2,295,000     $     215,000
      Add:   Stock-based compensation cost included in
             reported net income, net of related tax effects                        0                 0
      Less:  Total stock-based compensation cost determined
             under fair value based method for all awards,
             net of related tax effect                                         24,000            24,000
                                                                        --------------    --------------

      Pro forma                                                         $   2,271,000     $     191,000
Earnings per common share and common share assuming dilution:
      As reported                                                       $        0.34     $        0.03
      Pro forma                                                         $        0.34     $        0.03

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during fiscal year 2006, the fair value of options granted during fiscal year 2004 was calculated by using the following weighted-average assumptions: No dividend rate; price volatility of 20%; risk-free interest rate of 4.4%; and expected lives of ten years.

NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." This statement requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values measured at the date of grant.

Prior to June 1, 2006, the Company had accounted for grants of employee stock options under the intrinsic value method allowed under APB 25 and related interpretations, and therefore had not recognized any compensation costs for stock-based awards. As permitted by SFAS No. 123, the Company presented pro forma financial results including the effects of share-based compensation costs in this note to the Financial Statements.

SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005 and permits adoption using one of the following two methods:

  o Modified prospective method, in which compensation costs will be recognized in the Company's Financial Statements for all awards granted after the date of adoption as well as for the unvested portion of existing awards as of the date of adoption (the "Existing Awards"), and requires that prior periods not be restated.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  o Modified retrospective method, which includes the requirements of the modified prospective method described above for new awards and Existing Awards, but also permits entities to restate prior periods based on amounts previously determined under SFAS No. 123 for pro forma disclosures.

The Company will adopt this standard beginning June 1, 2006, using the modified prospective method. As permitted by Statement 123, we accounted for share-based payments to employees using Opinion 25's intrinsic value method up to May 31, 2006. Although the adoption of Statement 123(R)'s fair value method will have no adverse impact on the balance sheet or total cash flows, it will affect net income and earnings per share. Hi Shear anticipates the adoption of SFAS No. 123(R) will reduce net income by approximately $16,000 for the fiscal year ending May 31, 2007, increasing the Company's selling, general and administrative expenses. This expense is related to unrecognized stock-based compensation costs for Existing Awards as of May 31, 2006 which are expected to be recognized over a weighted-average period of 1.5 years.

The Company cannot yet estimate what the compensation cost impact will be on the financial statements for the awards that the Company issues after June 1, 2006, if any, as it will depend on the terms of any future grants approved by the Board of Directors and the underlying assumptions used in calculating the fair value at the time of any such future grants. The calculation of fair value is very sensitive to changes in the underlying assumptions, especially volatility and expected option term life.

In addition, SFAS No. 123(R) will impact how income taxes are recorded to the Company's Financial Statements, as tax deductions for certain tax-qualified option grants ("incentive stock options") are allowed only at the time a taxable disposition occurs. This may result in an increase in the Company's effective tax rate in the early periods after adoption and it could cause variability in the Company's effective tax rate throughout a fiscal year as these events occur.

Statement 123(R) also requires a portion of the benefits of tax deductions resulting from the exercise of stock options to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company's management does not expect the adoption of Statement 154 will have a material effect on the Company's future financial position, results of operations or cash flows.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Uncertainty in Income Taxes: On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company's management does not expect the adoption of Interpretation 48 will have a material effect on the Company's future financial position, results of operations or cash flows.


NOTE 2.  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year 2006, a combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which were either ready to sell as finished goods or use to produce finished goods, totaled $65,000. Those adjustment amounts, which related to current estimates regarding the extent to which some inventory items would contribute to future sales, were charged to cost of revenues.

Also during the fourth quarter of fiscal year 2006, the Company recognized a $70,000 gain from the reduction of a proposed $96,000 fine that was assessed by the California Occupational Safety and Health Agency during the previous fiscal year ended May 31, 2005. The fine related to a workplace accident that occurred during that fiscal year. The reduction of the fine to $26,000 resulted from a recent pre-trial settlement of the Company's appeal of the original fine. The $70,000 gain was included in selling, general and administrative expenses in the Company's statement of operations for the year ended May 31, 2006.


NOTE 3.  MAJOR CUSTOMERS AND SUPPLIER CONCENTRATION

The Company derives a major portion of its revenues directly from sales to certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which provided revenues during fiscal year 2006 in excess of 10% of total revenues, consist of the following:

                                                      2006            2005
                                                    --------        --------
Lockheed Martin                                        26%             31%
United States Government (Including NASA)              27%             29%
Boeing                                                 11%              9%

At May 31, 2006, billed and unpaid accounts receivable included totals of $802,000, or 20% of total billed and unpaid accounts receivable, due from Lockheed Martin companies, and $1,489,000, or 38% of total billed and unpaid accounts receivable, due from the U.S. Government entities, respectively.

During fiscal year 2006, the Company had only one supplier from which it received purchased materials and/or services that exceeded 10% of all purchased materials and services. Purchases during the year from that supplier, Eagle-Picher Technologies, amounted to 17% of all purchases. Disruption of purchases from Eagle-Picher could negatively impact Hi-Shear's reported financial results in the short term, in the event of a disruption of purchases from that key supplier. At May 31, 2006, the Company did not have any outstanding accounts payable with Eagle-Picher.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ACCOUNTS RECEIVABLE

Billed and unpaid receivables at May 31, 2005                     $  4,258,000
Billed receivables for fiscal year 2006                             18,885,000
                                                                  ------------
                                                                    23,143,000
Collected receivables for fiscal year 2006                          19,217,000
                                                                  ------------
Billed and unpaid receivables at May 31, 2006                        3,926,000
                                                                  ------------

Unbilled receivables at May 31, 2006:
    Unbilled receivables on contracts in process                     6,651,000
    Accrued losses on uncompleted contracts                            (18,000)
    Unbilled receivables on completed contracts                        338,000
    Employee Advance                                                    23,000
                                                                  ------------
                                                                     6,994,000
                                                                  ------------
Claims receivable at May 31, 2006                                       18,000
                                                                  ------------
Total gross accounts receivable at May 31, 2006                     10,938,000
Allowance for doubtful accounts                                              0
                                                                  ------------
Total net accounts receivable at May 31, 2006                     $ 10,938,000
                                                                  ============

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2006 were $3,926,000 and $6,994,000, respectively.

The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 13).

The accounts receivable balance at May 31, 2006 also includes $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

Unbilled receivables include revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2006 are as follows:

        Total contracts in process                          $ 36,840,000
                                                            ============
        Total costs incurred                                $ 16,887,000
        Add estimated earnings                                 8,283,000
                                                            ------------
        Total revenue recognized                              25,170,000
        Less amounts billed                                   18,761,000
                                                            ------------
                                                            $  6,409,000
                                                            ============
        Unbilled receivables on contracts in process        $  6,651,000
        Deferred revenue on contracts in process                (242,000)
                                                            ------------
                                                            $  6,409,000
                                                            ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2006 would change both the recognized revenue and earnings by approximately $71,000.

During the fiscal years 2006 and 2005, the Company generated revenues of approximately $2,166,000 and $1,684,000, respectively, from sources outside of the United States.

NOTE 5.  INVENTORIES

Aerospace and defense inventory:
    Raw materials and component parts                               $   310,000
    Work-in-process                                                   1,225,000
    Finished goods                                                      482,000
                                                                    -----------
                                                                      2,017,000
    Less inventory reserves                                            (425,000)
                                                                    -----------
         Total aerospace and defense inventory                        1,592,000

Non-aerospace and non-defense inventory:
         Work-in-process                                                 18,000
                                                                    -----------

              Total net inventory                                   $ 1,610,000
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

NOTE 6.  EQUIPMENT

Machinery and equipment                                               $4,768,000
Office equipment and furniture                                           219,000
Leasehold improvements                                                   210,000
Production and test tooling                                              173,000
Automobiles                                                              164,000
Projects in process                                                      255,000
                                                                      ----------
                                                                       5,789,000
Less accumulated depreciation and amortization                         3,917,000
                                                                      ----------
                         Total net equipment                          $1,872,000
                                                                      ==========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  EQUIPMENT (CONTINUED)

For fiscal year 2006, the Company capitalized costs amounting to $42,000 that were incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal year 2006. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

Included in automobiles is $164,000 in capital leases, which is reduced by accumulated depreciation of $11,000 at May 31, 2006.

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

At May 31, 2006 and throughout fiscal year 2006, the Company did not have any bank debt.

The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at sum of the Wall Street Journal's rate (8.0% at May 31, 2006) plus 0.5%.

The business loan agreement requires bank approval for payment of dividends and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At May 31, 2006, the Company was compliant with all of the covenants.


NOTE 9. ACCRUED LIABILITIES

As of May 31, 2006, accrued liabilities consist of the following:

Accrued vacation                                                      $  820,000
Accrued salaries, wages and bonus                                        696,000
Deferred compensation                                                    156,000
Accrued commissions                                                       35,000
Accrued income taxes                                                     122,000
Miscellaneous                                                             77,000
                                                                      ----------

                Total accrued liabilities                             $1,906,000
                                                                      ==========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $242,000 at May 31, 2006.

NOTE 11.  CAPITAL LEASES

The Company leases vehicles under capital leasing agreements which expire at various dates through July 2010. Future minimum lease payments are as follows:

Year Ending May 31,

     2007                                                  $    49,000
     2008                                                       46,000
     2009                                                       43,000
     2010                                                       36,000
     2011                                                        1,000
                                                           ------------

     Total minimum lease payments                              175,000
     Amounts representing interest                             (22,000)
                                                           ------------

     Present value of net minimum lease payments               153,000

     Current maturities                                        (40,000)
                                                           ------------

                                                           $   113,000
                                                           ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.  INCOME TAXES

Deferred income taxes at May 31, 2006 consist of the following:

Current
   Deferred income tax asset:
      Accrued vacation                                             $    366,000
      Income tax credits                                                169,000
      Inventory reserves                                                182,000
      Current year state tax expense                                     91,000
      Supplemental employee retirement plan                              67,000
                                                                   ------------
   Total current deferred income tax asset                              875,000

   Deferred income tax liability:
      Prepaid expenses                                                  (34,000)
      Deferred state taxes                                              (31,000)
                                                                   ------------
   Total current deferred income tax liability                          (65,000)

Net current deferred income tax asset                                   810,000
                                                                   ------------

Non-current
   Deferred income tax liability:
      Fixed assets                                                     (337,000)
                                                                   ------------
   Total net non-current deferred tax liability                        (337,000)

Total net deferred income taxes                                    $    473,000
                                                                   ============

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.  INCOME TAXES (CONTINUED)

Realization of deferred income tax assets is primarily dependent upon generating sufficient taxable income to absorb the tax benefit of the deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized prior to expiration. That assessment is based upon the Company's expectations for a continuation of profitable operations. The amount of the deferred income tax assets considered realizable, however, could be increased or reduced in the near term if estimates of future taxable income during the carryover periods are increased or reduced, or if certain changes in the ownership structure of the Company occur.

The provision for income taxes consists of the following:

                                                         2006           2005
                                                     -----------    -----------
Current tax expense:
     Federal                                         $ 1,275,000    $   203,000
     State                                               321,000         72,000
     Use of NOL's & tax credit carryovers             (1,359,000)      (218,000)
                                                     -----------    -----------
                                                     $   237,000    $    57,000
                                                     ===========    ===========
Deferred tax expense (benefit):
     Federal                                         $ 1,127,000    $   123,000
     State                                                33,000        131,000
     Change in valuation allowance                             0       (209,000)
                                                     -----------    -----------
                                                     $ 1,160,000    $    45,000
                                                     ===========    ===========
Total tax provision                                  $ 1,397,000    $   102,000
                                                     ===========    ===========

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                         2006           2005
                                                     -----------    -----------

Federal income tax computed at statutory rate        $ 1,255,000    $   108,000
Permanent differences                                    (21,000)        45,000
State taxes, net of federal benefit                      211,000         19,000
Other state tax and minimum taxes                              0         56,000
Change in valuation allowance                                  0       (209,000)
Prior year tax credits                                   (48,000)        83,000
                                                     -----------    -----------
                                                     $ 1,397,000    $   102,000
                                                     ===========    ===========

As of May 31, 2006, the Company had federal income tax credit carryovers of approximately $169,000.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2010. Rental expense under operating leases for the years ended May 31, 2006 and 2005 was approximately $631,000 and $632,000 respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Maximum annual rentals under all non-cancelable operating leases are as follows:

                     2007                      572,000
                     2008                      588,000
                     2009                      605,000
                     2010                      165,000
                                          ------------
                                          $  1,930,000
                                          ============

$1,770,000 of the above lease commitment is for rent of the Company's offices and production facility in Torrance. The lease agreement for the facility extends through August 31, 2009.

In November 2000, to recover damages, which included numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000, Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. The Company also sought compensatory damages alleging that Alliance fraudulently induced it to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

A counterclaim was subsequently filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with the Company where the Company was the successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule.

Regarding events related to the United Space Alliance lawsuit, Hi-Shear filed suit against Pacific Scientific Energetic Materials Company, a Delaware Corporation, in July 2004 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

Trial of the lawsuit against Alliance and USBI commenced on July 5, 2005 in Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. In addition to the summary judgment regarding trade secrets, the court also

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial and USBI did not seek an award of attorneys fees incurred by it in the litigation. USBI has made a claim against the Company for recovery of its costs amounting to approximately $48,000. The Company intends to challenge this claim and management believes the ultimate amount of fees, if any, will not be material to the Company's future financial position or results of operations. Due to the uncertainty surrounding the likelihood and amount of potential fees Hi-Shear has not made an accrual for a potential amount payable.

On September 2, 2005, the jury of the trial of Hi-Shear's lawsuit against United Space Alliance, LLC rendered verdicts regarding both Hi-Shear's breach of contract claims and Alliance's counterclaims. The jury ruled for Hi-Shear on one breach of contract claim, for which it awarded damages in the amount of $57,781, and it ruled against Hi-Shear on the remaining breach of contract claims. The jury also determined that Hi-Shear converted certain property, and awarded Alliance the amount of one dollar. All of the jury awards were exclusive of interest and attorneys' fees. The trial court entered a final judgment on May 18, 2006 based on the jury's verdict.

Post-trial hearings before the circuit court regarding this litigation continue. Among the issues to be addressed in those hearings will be the responsibility for attorneys' fees in this case. The trial court has retained jurisdiction to award attorneys fees and costs but has not yet ruled on which party may be entitled to its fees or costs and, if so, the amount thereof. Both Hi-Shear and Alliance have filed various motions related to attorney's fees or costs. Alliance has filed motions requesting an award of $3.4 million in attorney's fees and costs. The Company has not yet filed its amount of fees and costs and intends to oppose the Alliance motions and to vigorously pursue collection of its fees and costs from the defendant. The court will determine to what extent Hi-Shear may recover its attorneys' fees and costs from Alliance, and to what extent, if any, Alliance may recover its attorneys' fees and costs from Hi-Shear. Hi-Shear is not able to estimate either the amount of attorneys' fees for which it may be reimbursed or liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. An award of attorneys' fees against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

On October 7, 2005 Hi-Shear timely filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI. The judgment appealed principally involves the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of its trade secrets and technical data. The Company has also timely filed a Notice of Appeal to challenge the trial courts final judgment and the myriad of questionable adverse rulings by the court during the course of the trial.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY

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

A summary of the status of the option plan and changes during fiscal years 2006 and 2005 is as follows:

                                                          2006                           2005
                                             -----------------------------   ----------------------------
                                                                Weighted-                       Weighted-
                                                                 Average                         Average
                                                                Exercise                        Exercise
         Fixed Options                           Shares          Price           Shares          Price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                 151,916        $  3.81          191,216        $  3.95
      Granted                                          0              -                0              -
      Exercised                                  (73,416)          3.06          (18,300)          3.25
      Forfeited                                   (7,000)          6.50          (21,000)          5.50
                                             --------------                  -------------

Outstanding at end of year                        71,500           4.32          151,916           3.81
                                             ==============                  =============

Exercisable at end of year                        43,666           5.36           95,999           4.52

Weighted-average fair value during the
year for options outstanding at year end                         $ 7.67                         $  4.62

A further summary about fixed options outstanding at May 31, 2006, is as follows:

                                Options Outstanding                       Options Exercisable
                    ----------------------------------------------   ----------------------------
                                       Weighted-
                                        Average         Weighted-                      Weighted-
                                       Remaining         Average                        Average
   Range of             Number        Contractual       Exercise         Number        Exercise
Exercise Price       Outstanding          Life           Price        Exercisable        Price
-------------------------------------------------------------------------------------------------
$2.05 to $4.99            41,834       6.9 years        $  2.55          14,000         $ 2.27
$5.00 to $6.99            15,666       1.0 years           5.80          15,666           5.80
$7.00 to $8.50            14,000       1.7 years           7.97          14,000           7.97
                     ------------                                    -----------
                          71,500                        $  4.32          43,666         $ 5.36
                     ============                                    ===========

NOTE 15.  RELATED PARTIES

A director of the Company performs consulting services for the Company under a two-year contract that expires February 28, 2007. The Company incurred $194,000 and $182,000 of consulting fees for the years ended May 31, 2006 and 2005, respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16. 401(K) RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company's Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2006 and 2005.