Form 10QSB
period 2006-08-31
HI SHEAR TECHNOLOGY CORP
filed 2006-10-12
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,774,000 of Common Stock, $.001 par value as of October 2, 2006.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Balance Sheets................................................... 1
                   August 31, 2006 (unaudited) and May 31, 2006

            Statements of Operations ........................................ 2
                   Three-months ended August 31, 2006 (unaudited) and August 31, 2005 (unaudited)

            Statements of Cash Flows......................................... 3
                   Three-months ended August 31, 2006 (unaudited) and August 31, 2005 (unaudited)

            Notes to Financial Statements (unaudited) ....................... 4

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............... 10
               CONDITION AND RESULTS OF OPERATIONS
   ITEM 3 - CONTROLS AND PROCEDURES.......................................... 14

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS ........................................................ 14

   SIGNATURES ............................................................... 15

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
------------------------------------------------------------------------------------------

                                                                AUGUST 31        MAY 31
                                                                   2006           2006
                                                               (UNAUDITED)
                                                               ------------   ------------
ASSETS:

Current Assets:
     Cash and cash equivalents                                 $  2,001,000   $  1,508,000
     Accounts receivable (Note 2)                                10,782,000     10,938,000
     Inventories, net                                             1,879,000      1,610,000
     Deferred income taxes                                          911,000        810,000
     Prepaid expenses and other current assets                      277,000        170,000
                                                               ------------   ------------

             TOTAL CURRENT ASSETS                                15,850,000     15,036,000

Land                                                                846,000        846,000
Equipment, net                                                    1,853,000      1,872,000
                                                               ------------   ------------

                                                               $ 18,549,000   $ 17,754,000
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Trade accounts payable                                    $    739,000   $    860,000
     Accrued liabilities (Note 4)                                 2,370,000      1,906,000
     Current portion of obligations under capital leases             39,000         40,000
     Deferred revenue (Note 5)                                       91,000        242,000
                                                               ------------   ------------

             TOTAL CURRENT LIABILITIES                            3,239,000      3,048,000

Deferred income taxes                                               337,000        337,000
Obligations under capital leases                                    104,000        113,000
                                                               ------------   ------------

              TOTAL LIABILITIES                                   3,680,000      3,498,000

Commitments and contingencies (Note 8)


Stockholders' Equity
     Preferred stock, $1.00 par value; 500,000 shares
       authorized; no shares issued                                      --             --
     Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,774,000 shares issued and outstanding              7,000          7,000
     Additional paid-in capital                                   7,509,000      7,503,000
     Retained earnings                                            7,353,000      6,746,000
                                                               ------------   ------------

             TOTAL STOCKHOLDERS' EQUITY                          14,869,000     14,256,000
                                                               ------------   ------------

                                                               $ 18,549,000   $ 17,754,000
                                                               ============   ============

See Notes to Financial Statements.


                                            1

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE-MONTH PERIOD
                                                        ENDED AUGUST 31,
                                                       2006         2005
                                                    ----------   ----------

REVENUES                                            $4,234,000   $5,104,000

Cost of Revenues                                     2,382,000    2,940,000
                                                    ----------   ----------

GROSS MARGIN                                         1,852,000    2,164,000

Selling, General and Administrative Expenses           841,000    1,534,000
                                                    ----------   ----------

OPERATING INCOME                                     1,011,000      630,000

Interest Expense                                             0            0
                                                    ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                     1,011,000      630,000

Income Tax Expense                                     404,000      262,000
                                                    ----------   ----------

NET INCOME                                          $  607,000   $  368,000
                                                    ==========   ==========

Basic Earnings per Common Share and
     Per Common Share Assuming Dilution             $     0.09   $     0.05
                                                    ==========   ==========

Weighted Number of Common Shares Outstanding:
     Basic                                           6,774,000    6,701,000
                                                    ==========   ==========
     Diluted                                         6,821,000    6,736,000
                                                    ==========   ==========

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------

                                                                   THREE-MONTH PERIOD
                                                                    ENDED AUGUST 31,
                                                                  2006            2005
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $    607,000    $    368,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                             113,000         100,000
         Provision for (reduction to) inventory reserves             5,000         (47,000)
         Deferred income taxes                                    (101,000)        252,000
         Stock-based compensation                                    6,000               0
     Changes in assets and liabilities:
         Accounts receivable                                       156,000        (945,000)
         Inventories                                              (274,000)        187,000
         Prepaid expenses and other assets                        (107,000)        (72,000)
         Trade accounts payable                                   (121,000)        (97,000)
         Accrued liabilities                                       464,000         346,000
         Deferred revenue                                         (151,000)        (92,000)
                                                              ------------    ------------

              Net cash provided by operating activities            597,000               0
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                         (94,000)       (128,000)
                                                              ------------    ------------
              Net cash used in investing activities                (94,000)       (128,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                            (10,000)              0
                                                              ------------    ------------
              Net cash used in financing activities                (10,000)              0
                                                              ------------    ------------

              Net increase (decrease) in cash                      493,000        (128,000)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                         1,508,000         720,000
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                            $  2,001,000    $    592,000
                                                              ============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $      2,000    $          0

     Cash paid for income taxes                               $    270,000    $     85,000

Non-Cash Investing and Financing Activities:
    Stock-based compensation                                  $      6,000    $          0

See Notes to Financial Statements.


                                            3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     1.   BASIS OF PRESENTATION

          Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

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

     2.   ACCOUNTS RECEIVABLE

          Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at August 31, 2006 were $3,323,000 and $7,441,000, respectively, compared to billed and unbilled receivables at May 31, 2006 of $3,926,000 and $6,994,000, respectively. The billed accounts receivable balances at both dates includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 8).

          The accounts receivable balances at both August 31, 2006 and May 31, 2006 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

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

          At both August 31, 2006 and May 31, 2006, the Company did not have any bank debt.

          The revolving line of credit, under which the Company can borrow up to a maximum limit of $2,500,000, is set to mature on December 15, 2006. Outstanding balances under the line of credit bear interest at the Wall Street Journal's prime rate (8.25% at August 31, 2006) plus 0.5%.

          The business loan agreement requires bank approval for payment of dividends and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At August 31, 2006, the Company was compliant with all of the covenants.

     4.   ACCRUED LIABILITIES

          As of August 31, 2006 and May 31, 2006, accrued liabilities consisted of the following:

                                                    August 31,     May 31,
                                                       2006         2006
                                                    ----------   ----------

          Accrued vacation                          $  854,000   $  820,000
          Accrued salaries, wages and bonus            865,000      696,000
          Deferred compensation                        156,000      156,000
          Accrued commissions                           32,000       35,000
          Accrued facilities rent                       47,000       43,000
          Accrued income taxes                         358,000      122,000
          Miscellaneous                                 58,000       34,000
                                                    ----------   ----------

                 Total accrued liabilities          $2,370,000   $1,906,000
                                                    ==========   ==========

     5.   DEFERRED REVENUE

          Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2006 was $91,000, compared to deferred revenue at May 31, 2006 of $242,000.

     6.   STOCK-BASED COMPENSATION:

          Effective June 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations and amends SFAS No. 95, STATEMENT OF CASH FLOWS. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has considered the provisions of SAB 107 in its adoption of SFAS 123(R).

          The Company has elected the modified prospective transition method as permitted by SFAS 123(R). Accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the quarter ended August 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, May 31, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to May 31, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

          The estimated value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), net income for the three months ended August 31, 2006 was reduced by $6,000. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the first quarter of fiscal 2007.

          Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant, unless certain modifications were subsequently made.

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the quarter ended August 31, 2006, the stock-based compensation cost reflected in the financial statements for the quarter ended August 31, 2006 relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years. Although the Black-Scholes model meets the requirements of SFAS 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements.

          The Company had a non-statutory stock option plan, which was in effect from December 23, 1993 through its termination date of December 23, 2003. Under the plan, options to purchase common stock, with a maximum term of ten years, were granted and vested as determined by the Company' Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. Termination of the stock option plan did not nullify stock options previously granted, but not exercised. Those options continue to be exercisable through their expiration dates, which occur ten years after their grant dates.

          On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan that will be submitted to the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting.

     7.   EARNINGS PER SHARE:

          Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three months ended August 31, 2006 and August 31, 2005 did not change the earnings per share for either of those periods.

          The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                              Three-Month Period Ended
                                                                    August 31,
                                                              ------------------------
                                                                 2006         2005
EARNINGS PER COMMON SHARE - BASIC:

     Numerator: earnings available for common
       Stockholders                                           $  607,000   $  368,000

     Denominator: weighted average shares                      6,774,000    6,701,000

     Earnings per common share - basic                        $     0.09   $     0.05

EARNINGS PER COMMON SHARE - DILUTED:

     Numerator: earnings available for common
       Stockholders                                           $  607,000   $  368,000

     Denominator: weighted average shares - diluted            6,821,000    6,736,000

Earnings per common share - diluted                           $     0.09   $     0.05

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

     Weighted Average Number of Common
         Shares Outstanding during the Period                  6,774,000    6,701,000

     Effect of Dilutive Securities Options                        47,000       35,000
                                                              ----------   ----------

     Weighted Number of Common Shares and
         Dilutive Potential Common Stock used
              in Diluted EPS                                   6,821,000    6,736,000
                                                              ==========   ==========

Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                              0       49,000
                                                              ==========   ==========

     8.   COMMITMENTS AND CONTINGENCIES

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

          Trial of the lawsuit against Alliance and USBI commenced on July 5, 2005 in Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. In addition to the summary judgment regarding trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial and USBI did not seek an award of attorneys fees incurred by it in the litigation. USBI has made a claim against the Company for recovery of its costs amounting to approximately $48,000. The Company intends to challenge this claim and management believes the ultimate amount of costs, if any, will not be material to the Company's future financial position or results of operations. Due to the uncertainty surrounding the likelihood and amount of potential costs, Hi-Shear has not made an accrual for a potential amount payable.

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

     THREE MONTHS ENDED AUGUST 31, 2006 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2005

     Revenues recognized during the first quarter ended August 31, 2006 were $4,234,000, which are $870,000 and 17% less than the revenues of $5,104,000 recognized during the same quarter last year. While the Company's backlog of orders continued to grow, revenues, which are calculated by the Company on a percentage-of-completion basis, decreased as a consequence of total production cost inputs applied toward the production of products sold to customers being less during the quarter ended August 31, 2006 than for the same quarter last year. Although utilization of the Company's expanded workforce resulted in an increase of direct labor costs incurred for production on open customer orders, total costs incurred for purchased direct materials to be utilized in production for existing customer orders decreased from the quarter ended August 31, 2005 to the quarter ended August 31, 2006. Further diluting the recognition of revenue during the quarter ended August 31, 2006 compared to the same quarter last year was that the Company devoted more of its resources towards the production of work in process inventory not yet allocated to products sold under customer orders. As a result, total gross inventory increased by $274,000 during the quarter ended August 31, 2006.

     Cost of revenues for the quarter ended August 31, 2006 was $2,382,000, or 56% of revenues, compared to $2,940,000, or 58% of revenues, for the same quarter last year. The decrease in cost of revenues by $558,000 and 19% corresponds to the decrease in revenues between the same two quarters, as noted above. Cost of revenues for the quarter ended August 31, 2006 includes $5,000 for an increase in inventory reserves, while the cost of revenues for the quarter ended August 31, 2005 was decreased $47,000 for a reduction to inventory reserves that resulted from utilization of inventory items for which significant reserves had previously been established.

     Gross margin for the quarter ended August 31, 2006 decreased $312,000 to $1,852,000, and 44% of revenues, from $2,164,000, and 42% of revenues, reported for the same quarter last year. The decrease in total gross margin occurred as a result of the factors noted above.

     Selling, general and administrative expenses decreased by $693,000 and 45% from $1,534,000 during the quarter ended August 31, 2005 to $841,000 during the quarter ended August 31, 2006. Most of the decrease in total selling, general and administrative expenses occurred as a result of a reduction in legal costs associated with Hi-Shear's lawsuit to recover damages regarding breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

     The Company realized operating income of $1,011,000, or 24% of revenues, for the quarter ended August 31, 2006, compared to operating income of $630,000, or 12% of revenues, for the same quarter last year. The $381,000 and 60% increase is the result of all the factors identified above.

     Income tax expense for the first quarter ended August 31, 2006 was $404,000 and 40% of operating income, compared to $262,000 and 42% of operating income for the first quarter ended August 31, 2005. The $142,000 increase in income tax expense generally corresponds with the increase in operating income, upon which reported income tax expense is principally based.

     Net income for the quarter ended August 31, 2006 was $607,000, or $0.09 per share, compared to net income of $368,000, or $0.05 per share, for the quarter ended August 31, 2005.

     FINANCIAL CONDITION

     Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $10,782,000 and $10,938,000 at August 31, 2006 and May 31, 2006, respectively. The billed component of the total accounts receivable balance at August 31, 2006 was $3,323,000 compared to $3,926,000 at May 31, 2006. The total accounts receivable balances at both August 31, 2006 and May 31, 2006 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both August 31, 2006 and May 31, 2006 were not reduced for reserves on doubtful accounts. The $603,000 decrease in billed accounts receivable balances from May 31, 2006 to August 31, 2006 is primarily a consequence of billings during August 2006 being $923,000 less than during May 2006.

     Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2006 were $7,441,000 compared to $6,994,000 at May 31, 2006. Unbilled receivables at August 31, 2006 and May 31, 2006 also included reductions of $1,000 and $18,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $447,000 increase in unbilled receivables at August 31, 2006 compared to unbilled receivables at May 31, 2006 is reflective of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically lag behind the production activity.

     At both August 31, 2006 and May 31, 2006, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

     Inventories, net of reserves, increased from $1,610,000 at May 31, 2006 to $1,879,000 at August 31, 2006. The $269,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on anticipated customer contracts being less than the cumulative cost of items added to inventory during the quarter ended August 31, 2006. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $430,000 at August 31, 2006, compared to $425,000 at May 31, 2006.

     Trade accounts payable decreased from $860,000 at May 31, 2006 to $739,000 at August 31, 2006. There are no disputed amounts included in accounts payable at August 31, 2006.

     At both August 31, 2006 and May 31, 2006 the Company did not have any bank debt. While the Company had no bank debt at August 31, 2006, it can borrow up to $2,500,000 from its commercial bank under a revolving line of credit that remains available through its scheduled December 15, 2006 maturity date (See Note 3).

     As of August 31, 2006, the Company had federal income tax credit carryovers of approximately $54,000. The realization of deferred income tax assets, including tax credit carryovers, is primarily dependent upon generating sufficient taxable income to absorb the tax benefit of the deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets ultimately will be realized. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, no valuation allowance to reduce the total deferred tax asset to a smaller net realizable amount was deemed necessary as of August 31, 2006.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated by operating activities during the quarter ended August 31, 2006 was $597,000, compared to net cash of $-0- that was provided by operating activities during the same quarter last year. The $597,000 increase in net operating cash flows between the two quarters was the result of the combination of increased collections from billed accounts receivable and decreased disbursements for accounts payable during the quarter ended August 31, 2006 compared to the same quarter last year.

     To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. There was no outstanding balance under this line of credit at August 31, 2006. Since the maximum borrowing limit under the line of credit is $2,500,000, the amount available for borrowing at August 31, 2006 was $2,500,000. The line of credit is available to the Company through December 15, 2006, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (8.25% at August 31, 2006) plus 0.5%.

     The business loan agreement contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage, positive cash flow from operations and approval of dividend payments. At August 31, 2006, the Company was compliant with all of the financial covenants.

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

     In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at August 31, 2006 did not exist, and therefore reported "cash and cash equivalents" at that date was $2,001,000.

     Effective June 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations and amends SFAS No. 95, STATEMENT OF CASH FLOWS. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

     The estimated value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), net income for the three months ended August 31, 2006 was reduced by $6,000. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the first quarter of fiscal 2007.

     The Company had a non-statutory stock option plan, which was in effect from December 23, 1993 through its termination date of December 23, 2003. Under the plan, options to purchase common stock, with a maximum term of ten years, were granted and vested as determined by the Company' Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. Termination of the stock option plan did not nullify stock options previously granted, but not exercised. Those options continue to be exercisable through their expiration dates, which occur ten years after their grant dates.

     On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan that will be submitted to the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting.

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


                                      HI-SHEAR TECHNOLOGY CORPORATION


Date: October 12, 2006                by: /s/ George W. Trahan
                                          ------------------------------
                                          George W. Trahan
                                          President, CEO and Chairman


Date: October 12, 2006                by: /s/ Gregory J. Smith
                                          ------------------------------
                                          Gregory J. Smith
                                          Vice President of Finance and CFO