Form 10QSB
period 2006-11-30
HI SHEAR TECHNOLOGY CORP
filed 2007-01-16
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number      001-12810
                         ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,774,000 of Common Stock, $.001 par value as of November 30, 2006.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets .....................................................1
                  November 30, 2006 (unaudited) and May 31, 2006

         Statements of Operations ...........................................2
                  Six-months ended November 30, 2006 (unaudited) and November 30, 2005 (unaudited)

         Statements of Cash Flows............................................3
                  Six-months ended November 30, 2006 (unaudited) and November 30, 2005 (unaudited)

         Notes to Financial Statements (unaudited) ..........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .............11
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES........................................16

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS..............................................16

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............16

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................16

     SIGNATURES .............................................................17


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                             NOVEMBER 30       MAY 31
                                                                2006            2006
                                                            (UNAUDITED)
                                                            -----------      -----------
ASSETS:

Current Assets:
   Cash and cash equivalents                                $ 2,296,000      $ 1,508,000
   Accounts receivable, net (Note 2)                         11,461,000       10,938,000
   Inventories, net                                           2,099,000        1,610,000
   Deferred income taxes                                        975,000          810,000
   Prepaid expenses and other current assets                    684,000          170,000
                                                            -----------      -----------

       TOTAL CURRENT ASSETS                                  17,515,000       15,036,000

Land                                                            846,000          846,000
Equipment, net                                                1,780,000        1,872,000
                                                            -----------      -----------

                                                            $20,141,000      $17,754,000
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                       736,000          860,000
   Accrued liabilities (Note 4)                               2,889,000        1,906,000
   Current portion of obligations under capital leases           39,000           40,000
   Deferred revenue (Note 5)                                    266,000          242,000
                                                            -----------      -----------

       TOTAL CURRENT LIABILITIES                              3,930,000        3,048,000

Deferred income taxes                                           337,000          337,000
Obligations under capital leases                                 94,000          113,000
                                                            -----------      -----------

       TOTAL LIABILITIES                                      4,361,000        3,498,000

Commitments and contingencies (Note 8)


Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                    --               --
   Common stock, $.001 par value - 25,000,000 shares
   authorized; 6,774,000 shares issued and outstanding            7,000            7,000
   Additional paid-in capital                                 7,515,000        7,503,000
   Retained earnings                                          8,258,000        6,746,000
                                                            -----------      -----------

       TOTAL STOCKHOLDERS' EQUITY                            15,780,000       14,256,000
                                                            -----------      -----------

                                                            $20,141,000      $17,754,000
                                                            ===========      ===========

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                        SIX-MONTH PERIOD              THREE-MONTH PERIOD
                                                       ENDED NOVEMBER 30,              ENDED NOVEMBER 30,
                                                      2006            2005            2006            2005
                                                   ----------      ----------      ----------      ----------

REVENUES                                           $9,192,000      $9,842,000      $4,958,000      $4,738,000

Cost of Revenues                                    5,042,000       5,726,000       2,660,000       2,786,000
                                                   ----------      ----------      ----------      ----------

GROSS MARGIN                                        4,150,000       4,116,000       2,298,000       1,952,000

Selling, General and Administrative Expenses        1,633,000       2,388,000         792,000         854,000
                                                   ----------      ----------      ----------      ----------

OPERATING INCOME                                    2,517,000       1,728,000       1,506,000       1,098,000

Interest Expense                                            0               0               0               0
                                                   ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                    2,517,000       1,728,000       1,506,000       1,098,000

Income Tax Expense                                  1,005,000         710,000         601,000         448,000
                                                   ----------      ----------      ----------      ----------

NET INCOME                                         $1,512,000      $1,018,000      $  905,000      $  650,000
                                                   ==========      ==========      ==========      ==========

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution              $     0.22      $     0.15      $     0.13      $     0.10
                                                   ==========      ==========      ==========      ==========

Weighted Number of Common Shares Outstanding:
   Basic                                            6,774,000       6,701,000       6,774,000       6,701,000
                                                   ==========      ==========      ==========      ==========
   Diluted                                          6,816,000       6,727,000       6,807,000       6,719,000
                                                   ==========      ==========      ==========      ==========

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------

                                                                SIX-MONTH PERIOD
                                                               ENDED NOVEMBER 30,
                                                            2006              2005
                                                        -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 1,512,000       $ 1,018,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                        226,000           201,000
       Loss on disposition of fixed assets                        0            (2,000)
       Provision for inventory reserves                      46,000             7,000
       Deferred income taxes                               (165,000)          600,000
       Stock-based compensation                              12,000                 0
   Changes in assets and liabilities:
     Accounts receivable                                   (523,000)       (1,211,000)
     Inventories                                           (535,000)          229,000
     Prepaid expenses and other assets                     (514,000)           36,000
     Trade accounts payable                                (124,000)         (228,000)
     Accrued liabilities                                    983,000           320,000
     Deferred revenue                                        24,000          (279,000)
                                                        -----------       -----------

         Net cash provided by operating activities          942,000           691,000
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                0             2,000
   Purchase of equipment                                   (134,000)         (231,000)
                                                        -----------       -----------

         Net cash used in investing activities             (134,000)         (229,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                     (20,000)                0
                                                        -----------       -----------

         Net cash used in financing activities              (20,000)                0
                                                        -----------       -----------

         Net increase in cash                               788,000           462,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,508,000           720,000
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 2,296,000       $ 1,182,000
                                                        ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                               $         0       $         0

   Cash paid for income taxes                           $ 1,092,000       $   105,000

Non-Cash Investing and Financing Activities:

   Stock-based compensation                             $    12,000       $         0

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

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2006 were $3,961,000 and $7,482,000, respectively, compared to billed and unbilled receivables at May 31, 2006 of $3,926,000 and $6,994,000, respectively. The billed accounts receivable balances at both dates includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 8).

         The accounts receivable balances at both November 30, 2006 and May 31, 2006 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

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

         At both November 30, 2006 and May 31, 2006, the Company did not have any bank debt.

         The maximum borrowing limit under the revolving line of credit at both November 30, 2006 and May 31, 2006 was $2,500,000. Outstanding balances under the line of credit bore interest at the Wall Street Journal's prime rate (8.25 at November 30, 2006) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants. At November 30, 2006, the Company was compliant with all of the covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations.

         Prior to the scheduled December 15, 2006 maturity date for the revolving line of credit, the Company's bank agreed to extend the maturity date for another two years. Finalization of the paperwork related to that financing instrument is in process. Per the bank, that process is expected to conclude a few days after January 16, 2007. The bank has represented to the Company that the upcoming extension of the revolving line of credit will include several changes, which will be beneficial to the Company. Per the bank, the maximum borrowing limit will be increased from $2,500,000 to $5,000,000. In addition, the interest rate is expected to be reduced by 0.75% to a rate that will be determined by subtracting 0.25% from the Wall Street Journal's prime rate, while the previous rate was determined by adding 0.5% to the Wall Street Journal's prime rate. Also, per the bank, the business loan agreement will be modified to reduce the number of financial covenants, by eliminating two current covenants that relate to minimum tangible net worth and positive cash flow from operations.

         In addition to the expected modifications to the revolving line of credit and the business loan agreement noted above, the Company's bank also agreed to provide the Company with a new equipment line of credit. Similar to the revolving line of credit and the business loan agreement, as noted above, the bank has represented to the Company that finalization of the paperwork for the new equipment line of credit is expected to occur within a few days after January 16, 2007. Per the bank, that line of credit will have a maximum borrowing limit of $1,000,000. The interest rate applicable to funds borrowed under the equipment line of credit is expected to be determined in the same manner as the interest rate applicable to funds borrowed under the revolving line of credit, as explained above. The equipment line of credit will be available to the Company for one year. Per the expected agreement, there will be provisions for converting outstanding balances under the equipment line of credit into sixty-month fully amortizing term loans with fixed interest rates, which will be determined by adding 2.0% to the bank's five year cost of funds rate.

4.       ACCRUED LIABILITIES

         As of November 30, 2006 and May 31, 2006, accrued liabilities consisted of the following:

                                               November 30, 2006    May 31, 2006
                                               -----------------    ------------
Accrued vacation                                $  901,000           $  820,000
Accrued salaries, wages and bonus                  991,000              696,000
Deferred compensation                              156,000              156,000
Accrued commissions                                 63,000               35,000
Accrued facilities rent                             57,000               43,000
Accrued income taxes                               666,000              122,000
Miscellaneous                                       55,000               34,000
                                                ----------           ----------


                 Total accrued liabilities      $2,889,000           $1,906,000
                                                ==========           ==========

5.       DEFERRED REVENUE

         Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at November 30, 2006 was $266,000, compared to deferred revenue at May 31, 2006 of $242,000.

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

         The Company has elected the modified prospective transition method as permitted by SFAS 123(R). Accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the six months ended November 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, May 31, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to May 31, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

         The estimated value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), net income for the six and three month periods ended November 30, 2006 was reduced by $12,000 and $6,000, respectively. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the six months ending November 30, 2006.

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

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the six months ending November 30, 2006, the stock-based compensation cost reflected in the financial statements for six and three month periods ending November 30, 2006 relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years. Although the Black-Scholes model meets the requirements of SFAS 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements.

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

         On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. There were no options granted under this Plan during the quarter ended November 30, 2006.

7.       EARNINGS PER SHARE:

         Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and six months ended November 30, 2006 and November 30, 2005 did not change the earnings per share for any of those periods.

         The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                           Six-Month Period Ended        Three-Month Period Ended
                                                                November 30,                   November 30,
                                                           2006            2005            2006            2005
                                                        ----------      ----------      ----------      ----------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                        $1,512,000      $1,018,000      $  905,000      $  650,000

   Denominator:  weighted average shares                 6,774,000       6,701,000       6,774,000       6,701,000

   Earnings per common share - basic                    $     0.22      $     0.15      $     0.13      $     0.10


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholders                                        $1,512,000      $1,018,000      $  905,000      $  650,000

   Denominator:  weighted average shares - diluted       6,816,000       6,727,000       6,807,000       6,719,000

   Earnings per common share - diluted                  $     0.22      $     0.15      $     0.13      $     0.10


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                 6,774,000       6,701,000       6,774,000       6,701,000

   Effect of Dilutive Securities Options                    42,000          26,000          33,000          18,000
                                                        ----------      ----------      ----------      ----------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
     in Diluted EPS                                      6,816,000       6,727,000       6,807,000       6,719,000
                                                        ==========      ==========      ==========      ==========

         Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                        0          49,000               0          49,000
                                                        ==========      ==========      ==========      ==========

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

         Trial of the lawsuit against Alliance and USBI commenced on July 5, 2005 in Titusville, Florida. Approximately two weeks following the start of the trial, the court made legal rulings holding that the Company does not own exclusive rights to all of its technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. In addition to the summary judgment regarding trade secrets, the court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial and USBI did not seek an award of attorneys' fees incurred by it in the litigation.

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

         Hi-Shear has actively pursued its appeals regarding the outcome of its lawsuit. In October 2005 Hi-Shear timely filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI. The judgment appealed principally involves the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of Hi-Shear's trade secrets and technical data. The Company has also timely filed a Notice of Appeal to challenge the trial court's final judgment. The appeals encompass other issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial, including in the jury selection process.

         During the course of Hi-Shear's appeals, the trial court has retained the jurisdiction to award attorney's fees and costs to the party in this litigation that "prevailed on its claims" at the trial level. The trial court decided in an order entered in December of this year, that although it was Hi-Shear that was awarded $57,781 in damages by the jury and the Alliance was awarded no damages on its counterclaims, that the defendant, the Alliance, was the "prevailing party" in the suit and judged that it was entitled to an amount of legal fees and costs. The trial court also held that the defendant, USBI, was entitled to its costs. Although the trial court originally determined that the appeals in this case be decided by the Appellate Court before it would determine any specific fees and costs amount to the party it determined was entitled to recover them, the trial court subsequently pronounced that it would decide the amount of fees and costs to be awarded before the appeals were completed. The court ruled that it would determine the amount of these fees and costs in hearings to be held in late 2007.

         In September 2005, the defendant Alliance filed motions requesting a gross amount of approximately $3.4 million in legal fees and costs. The defendant USBI filed a motion seeking its costs in the gross amount of approximately $48,000. The Company believes that these amounts contain fees and costs which are not subject to recovery from Hi-Shear.

         Court hearings will take place in late 2007 regarding the amounts of fees and costs which are claimed by the defendants. Hi-Shear's appeals are currently pending before the Florida Fifth District Court of Appeal on significant appellate issues regarding the legal basis involving both the amounts of the recovery of Hi-Shear damages on contracts for manufactured components and the recovery of damages for misappropriation of trade secrets. The outcome of these appeals may have an effect on these trial court hearings before any amount of fees and costs are determined. Given the number and significance of the issues on appeal, the Company cannot predict the outcome of the appeals before the Appellate Court, and Hi-Shear is not able to estimate at this time the amount of attorney fees or costs for which it may be liable, if any. Accordingly, no accruals for potential amounts payable have been made at this time. The award of an amount of attorney fees and costs against Hi-Shear could have a material adverse impact on the Company's financials and results of operations.

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

         The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, may contain forward-looking statements about the Company's business that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The statements are based on certain factors, including the acceptance and pricing of the Company's new products, the development and nature of its relationships with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs and the economy in general.

         THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2005

         Revenues recognized during the second quarter ended November 30, 2006 were $4,958,000, which is $220,000 and 5% more than the revenues of $4,738,000 recognized during the same quarter last year. During the quarter, the Company successfully accelerated work on its backlog of aerospace and defense orders, as previously delayed receipts of essential production materials began to arrive from suppliers, and delays in completing product testing were being resolved.

         Cost of revenues for the quarter ended November 30, 2006 decreased $126,000 and 5% to $2,660,000, or 54% of revenues, compared to $2,786,000, or 59% of revenues, for the same quarter last year. The decrease in cost of revenues during a period of increased revenues was achieved through continued realization of production cost efficiencies driven by on-going improvements in manufacturing procedures and utilization of recently expanded in-house product testing equipment.

         Gross margin for the quarter ended November 30, 2006 increased $346,000 and 18% to $2,298,000, or 46% of revenues, from $1,952,000, or 41% of revenues, reported for the same quarter last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of both increased production efficiencies and cost savings noted above.

         Selling, general and administrative expenses decreased by $62,000 and 7% from $854,000 during the quarter ended November 30, 2005 to $792,000 during the quarter ended November 30, 2006. The decrease in total selling, general and administrative expenses occurred as the result of a reduction in legal costs associated with Hi-Shear's lawsuit to recover damages regarding breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $1,506,000, or 30% of revenues, for the quarter ended November 30, 2006, compared to operating income of $1,098,000, or 23% of revenues, for the same quarter last year. The $408,000 and 37% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expenses, as noted above.

         Income tax expense for the second quarter ended November 30, 2006 was $601,000 and 40% of operating income, compared to $448,000 and 41% of operating income for the second quarter ended November 30, 2005. The $153,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         Net income for the quarter ended November 30, 2006 was $905,000, or $0.13 per share, compared to net income of $650,000, or $0.10 per share, for the quarter ended November 30, 2005.


         SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2005

         Revenues recognized during the six months ended November 30, 2006 were $9,192,000, which is $650,000 and 7% less than the revenues of $9,842,000 recognized during the same six-month period last year. The decrease in revenues resulted from some delays in product testing, customer-driven changes related to their purchase orders and delayed receipts of essential materials required for production during the first half of the current fiscal year. Continuation of the second quarter acceleration of work on the Company's backlog of orders is expected to drive larger revenue recognition in future quarters, as product testing delays, customer changes and delays in receipts of essential production materials are being satisfactorily resolved. Furthermore, recent acquisitions of additional capital equipment and upgraded system software will enable the Company to further accelerate its future production and shipments.

         Cost of revenues for the six months ended November 30, 2006 was $5,042,000, or 55% of revenues, compared to $5,726,000, or 58% of revenues, for the same period last year. The decrease in cost of revenues by $684,000 and 12% corresponds to the decrease in revenues noted above. However, the fact that cost of revenues for the six-month period ended November 30, 2006 decreased by a larger percentage than the corresponding revenues for the same six-month period is the result of continued realization of production cost efficiencies driven by on-going improvements in manufacturing procedures and utilization of recently expanded in-house product testing equipment.

         Gross margin for the six months ended November 30, 2006 increased $34,000 to $4,150,000, or 45% of revenues, from $4,116,000, or 42% of revenues, reported for the same period last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of increased production efficiencies and cost savings noted above.

         Selling, general and administrative expenses decreased by $755,000 and 32% from $2,388,000 during the six-month period ended November 30, 2005 to $1,633,000 during the six-month period ended November 30, 2006. The decrease in total selling, general and administrative expenses occurred as a result of a reduction in legal costs associated with Hi-Shear's lawsuit to recover damages regarding breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

         The Company realized operating income of $2,517,000, or 27% of revenues, for the six-month period ended November 30, 2006, compared to operating income of $1,728,000, or 18% of revenues, for the same period last year. The $789,000 and 46% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expenses, as noted above.

         Income tax expense for the six-month period ended November 30, 2006 was $1,005,000 and 40% of operating income, compared to $710,000 and 41% of operating income for the six-month period ended November 30, 2005. The $295,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         Net income for the six-month period ended November 30, 2006 increased $494,000 and 49% to $1,512,000, or $0.22 per share, compared to net income of $1,018,000, or $0.15 per share, for the same period last year.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $11,461,000 and $10,938,000 at November 30, 2006 and May 31, 2006, respectively. The billed component of the total accounts receivable balance at November 30, 2006 was $3,961,000 compared to $3,926,000 at May 31, 2006. The total accounts receivable balances at both November 30, 2006 and May 31, 2006 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both November 30, 2006 and May 31, 2006 were not reduced for reserves on doubtful accounts.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2006 were $7,482,000 compared to $6,994,000 at May 31, 2006. Unbilled receivables at November 30, 2006 and May 31, 2006 also included reductions of $3,000 and $18,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $488,000 increase in unbilled receivables at November 30, 2006 compared to unbilled receivables at May 31, 2006 is reflective of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically lag behind the production activity.

         At both November 30, 2006 and May 31, 2006, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus legal fees and interest incurred from May 1997.

         Inventories, net of reserves, increased from $1,610,000 at May 31, 2006 to $2,099,000 at November 30, 2006. The $489,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on customer contracts being less than the cumulative cost of items added to inventory during the six months ended November 30, 2006. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $471,000 at November 30, 2006, compared to $425,000 at May 31, 2006.

         Trade accounts payable decreased from $860,000 at May 31, 2006 to $736,000 at November 30, 2006. There are no disputed amounts included in accounts payable at November 30, 2006.

         At both November 30, 2006 and May 31, 2006 the Company did not have any bank debt. While the Company had no bank debt at November 30, 2006, it has a revolving line of credit with its commercial bank. Under the line of credit, the Company could borrow up to $2,500,000 through its December 15, 2006 maturity date. A two-year extension and expansion of the maximum borrowing amount under the revolving line of credit from $2,500,000 to $5,000,000, plus the addition of a new equipment line of credit up to a maximum borrowing amount of $1,000,000 for a one year period, is being provided by the Company's commercial bank. Finalization of the related documentation of the two lines of credit is expected to occur soon (See Note 3).

         As of November 30, 2006, the Company had federal income tax credit carryovers of approximately $70,000. The realization of deferred income tax assets, including tax credit carryovers, is primarily dependent upon generating sufficient taxable income to absorb the tax benefit of the deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets ultimately will be realized. That assessment is based upon the Company's expectations for a continuation of profitable operations in the foreseeable future. Accordingly, no valuation allowance to reduce the total deferred tax asset to a smaller net realizable amount was deemed necessary as of November 30, 2006.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the six-month period ended November 30, 2006 was $942,000, compared to net cash generated by operating activities of $691,000 during the same six-month period last year. The $251,000 increase in net operating cash flows between the two periods was primarily the result of increased collections from billed accounts receivable.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. At November 30, 2006, there was no outstanding balance under the line of credit, which had a maximum borrowing limit of $2,500,000. Outstanding balances under the line of credit bore interest at the Wall Street Journal's prime rate (8.25% at November 30, 2006) plus 0.5%.

         The business loan agreement prohibits payments of dividends without prior approval and contains various financial covenants, including minimum working capital, minimum tangible net worth, maximum debt to tangible net worth, minimum cash flow coverage and positive cash flow from operations. At November 30, 2006, the Company was compliant with all of the financial covenants.

         Prior to the scheduled December 15, 2006 maturity date for the revolving line of credit, the Company's bank agreed to extend the maturity date for another two years. Finalization of the paperwork related to that financing instrument is in process. Per the bank, that process is expected to conclude a few days after January 16, 2007. The bank has represented to the Company that the upcoming extension of the revolving line of credit will include several changes, which are beneficial to the Company. Per the bank, the maximum borrowing limit will be increased from $2,500,000 to $5,000,000. In addition, the interest rate is expected to be reduced by 0.75% to a rate that will be determined by subtracting 0.25% from the Wall Street Journal's prime rate, while the previous rate was determined by adding 0.5% to the Wall Street Journal's prime rate. Also, per the bank, the business loan agreement will be modified to reduce the number of financial covenants, by eliminating two current covenants that relate to minimum tangible net worth and positive cash flow from operations.

         In addition to the expected modifications to the revolving line of credit and the business loan agreement noted above, the Company's bank also agreed to provide the Company with a new equipment line of credit. Similar to the revolving line of credit and the business loan agreement, as noted above, the bank has represented to the Company that finalization of the paperwork for the new equipment line of credit should occur within a few days after January 16, 2007. Per the bank, that line of credit will have a maximum borrowing limit of $1,000,000. The interest rate applicable to funds borrowed under the equipment line of credit is expected to be determined in the same manner as the interest rate applicable to funds borrowed under the revolving line of credit, as explained above. The equipment line of credit will be available to the Company for one year. Per the expected agreement, there will be provisions for converting outstanding balances under the equipment line of credit into sixty-month fully amortizing term loans with fixed interest rates, which will be determined by adding 2.0% to the bank's five year cost of funds rate.

         The Company's management believes that the expected lines of credit are sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving lines of credit are available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at November 30, 2006 did not exist, and therefore reported "cash and cash equivalents" at that date was $2,296,000.

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

PART II - OTHER INFORMATION

ITEM 1   -  LEGAL PROCEEDINGS
         The Company incorporates by reference its current report on Form 8-K, which was filed on December 27, 2006.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On October 16, 2006, the Company held its Annual Meeting of Stockholders, at which time each of the Company's four nominees for election to the Board of Directors was elected. There were no abstentions or broker non-votes. The number of votes for George W. Trahan, Thomas R. Mooney, David W. Einsel and Jack Bunis were the same, as follows:

                                            Votes For             Votes Against
                                            ---------             -------------
                  George W. Trahan          6,451,274                  226,980
                  Thomas R. Mooney          6,445,134                  221,440
                  David W. Einsel           6,660,028                    6,739
                  Jack Bunis                6,665,975                   12,686

         On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently approved by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting as follows: Votes For: 6,377,259, Votes Against: 271,720.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications.
         Exhibits 32 Section 1350 Certifications.
         Exhibit 99.1 Current Report on Form 8-K filed on December 27, 2006.
         Exhibit 10.1 Amendment to Property Lease.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HI-SHEAR TECHNOLOGY CORPORATION



Date:    January 16, 2007           By:      /s/ George W. Trahan
      -----------------------                -----------------------------------
                                             George W. Trahan
                                             President, CEO and Chairman



Date:    January 16, 2007           By:      /s/ Gregory J. Smith
      -----------------------                -----------------------------------
                                             Gregory J. Smith
                                             Vice President of Finance and CFO