Form 10QSB
period 2007-02-28
HI SHEAR TECHNOLOGY CORP
filed 2007-04-13
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2007
                               -------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001-12810
                       -----------

                         HI-SHEAR TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   22-2535743
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                  24225 Garnier Street, Torrance, CA 90505-5355
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

               (Issuer's telephone number)       (310) 784-2100
                                              -------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,780,000 of Common Stock, $.001 par value as of February 28, 2007.

Transitional Small Business Disclosure Format (Check one):     [ ] Yes  [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     Balance Sheets .........................................................  1
         February 28, 2007 (unaudited) and May 31, 2006

     Statements of Operations ...............................................  2
         Three-months and nine-months ended February 28, 2007 (unaudited) and February 28, 2006 (unaudited)

     Statements of Cash Flows................................................  3
         Nine-months ended February 28, 2007 (unaudited) and February 28, 2006 (unaudited)

     Notes to Financial Statements (unaudited)...............................  4

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ................  9
     CONDITION AND RESULTS OF OPERATIONS
  ITEM 3 - CONTROLS AND PROCEDURES........................................... 13

PART II - OTHER INFORMATION

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 13

  ITEM 5 - BOARD OF DIRECTORS AND BANK APPROVAL FOR CASH DIVIDEND PAYMENT.... 13

  ITEM 6 - EXHIBITS ......................................................... 14

  SIGNATURES ................................................................ 14

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                                     FEBRUARY 28,           MAY 31,
                                                                         2007                2006
                                                                 -------------------  -------------------
                                                                     (UNAUDITED)
ASSETS:

Current Assets:
   Cash and cash equivalents                                      $       1,749,000    $       1,508,000
   Accounts receivable, net (Note 2)                                     12,702,000           10,938,000
   Inventories, net                                                       1,895,000            1,610,000
   Deferred income taxes                                                  1,027,000              810,000
   Prepaid expenses and other current assets                                161,000              170,000
                                                                 -------------------  -------------------

         TOTAL CURRENT ASSETS                                            17,534,000           15,036,000

Land                                                                        846,000              846,000
Equipment, net                                                            1,969,000            1,872,000
                                                                 -------------------  -------------------

                                                                  $      20,349,000    $      17,754,000
                                                                 ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Trade accounts payable                                                   917,000              860,000
   Accrued liabilities (Note 4)                                           2,153,000            1,906,000
   Current portion of obligations under capital leases                       39,000               40,000
   Deferred revenue (Note 5)                                                160,000              242,000
                                                                 -------------------  -------------------

         TOTAL CURRENT LIABILITIES                                        3,269,000            3,048,000

Deferred income taxes                                                       355,000              337,000
Obligations under capital leases                                             84,000              113,000
                                                                 -------------------  -------------------

         TOTAL LIABILITIES                                                3,708,000            3,498,000

Commitments and contingencies (Note 8)

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized; no shares issued                                               ---                  ---
   Common stock, $.001 par value - 25,000,000 shares
     authorized; 6,780,000 and 6,774,000 shares issued and                    7,000                7,000
outstanding at February 28, 2007 and May 31, 2006,
     respectively
   Additional paid-in capital                                             7,532,000            7,503,000
   Retained earnings                                                      9,102,000            6,746,000
                                                                 -------------------  -------------------

         TOTAL STOCKHOLDERS' EQUITY                                      16,641,000           14,256,000
                                                                 -------------------  -------------------

                                                                  $      20,349,000    $      17,754,000
                                                                 ===================  ===================

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                      NINE-MONTH PERIOD ENDED             THREE-MONTH PERIOD ENDED
                                                           FEBRUARY 28,                         FEBRUARY 28,
                                                 --------------------------------    --------------------------------
                                                      2007             2006               2007             2006

REVENUES                                         $   14,575,000    $   16,073,000    $    5,383,000    $    6,231,000

Cost of Revenues                                      8,233,000         9,895,000         3,191,000         4,169,000
                                                 --------------    --------------    --------------    --------------

GROSS MARGIN                                          6,342,000         6,178,000         2,192,000         2,062,000

Selling, General and Administrative Expenses          2,467,000         3,293,000           834,000           905,000
                                                 --------------    --------------    --------------    --------------

OPERATING INCOME                                      3,875,000         2,885,000         1,358,000         1,157,000

Interest Expense                                              0                 0                 0                 0
                                                 --------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAX EXPENSE                      3,875,000         2,885,000         1,358,000         1,157,000

Income Tax Expense                                    1,519,000         1,152,000           514,000           442,000
                                                 --------------    --------------    --------------    --------------
NET INCOME                                       $    2,356,000    $    1,733,000    $      844,000    $      715,000
                                                 ==============    ==============    ==============    ==============

Basic Earnings per Common Share and
   Per Common Share Assuming Dilution            $         0.35    $         0.26    $         0.12    $         0.11
                                                 ==============    ==============    ==============    ==============

Weighted Number of Common Shares Outstanding:
   Basic                                              6,775,000         6,701,000         6,776,000         6,701,000
                                                 ==============    ==============    ==============    ==============
   Diluted                                            6,796,000         6,729,000         6,796,000         6,731,000
                                                 ==============    ==============    ==============    ==============

See Notes to Financial Statements


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                                                  NINE-MONTH PERIOD ENDED
                                                                                       FEBRUARY 28,
                                                                           -----------------------------------
                                                                                 2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $    2,356,000     $    1,733,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                               342,000            303,000
       Loss on disposition of fixed assets                                               0             (2,000)
       Provision for inventory reserves                                             59,000             48,000
       Deferred income taxes                                                      (199,000)           960,000
          Stock-based compensation                                                  14,000                  0
   Changes in assets and liabilities:
     Accounts receivable                                                        (1,764,000)        (1,972,000)
     Inventories                                                                  (344,000)           317,000
     Prepaid expenses and other assets                                               9,000             49,000
     Trade accounts payable                                                         57,000            (54,000)
     Accrued liabilities                                                           247,000            677,000
     Deferred revenue                                                              (82,000)          (301,000)
                                                                           ----------------   ----------------

         Net cash provided by operating activities                                 695,000          1,758,000
                                                                           ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                                       0              2,000
   Purchase of equipment                                                          (439,000)          (278,000)
                                                                           ----------------   ----------------

         Net cash used in investing activities                                    (439,000)          (276,000)
                                                                           ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock options exercised                                            15,000                  0
    Payments on capital lease obligation                                           (30,000)                 0
                                                                           ----------------   ----------------

         Net cash used in financing activities                                     (15,000)                 0
                                                                           ----------------   ----------------

         Net increase in cash                                                      241,000          1,482,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,508,000            720,000
                                                                           ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    1,749,000     $    2,202,000
                                                                           ================   ================

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                   $            0     $            0

   Cash paid for income taxes                                               $    1,736,000     $      105,000

Non-Cash Investing and Financing Activities:
   Stock-based compensation                                                 $       14,000     $            0
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

      2.    ACCOUNTS RECEIVABLE

            Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at February 28, 2007 were $4,953,000 and $7,731,000, respectively, compared to billed and unbilled receivables at May 31, 2006 of $3,926,000 and $6,994,000, respectively. The billed accounts receivable balances at both dates includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note
            8).

            The accounts receivable balances at both February 28, 2007 and May 31, 2006 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $17,794 damages awarded the Company by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus interest incurred from May 1997.

            Unbilled receivables include revenues recognized from long-term fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers.

      3.    BANK LINE OF CREDIT AND NOTES PAYABLE

            The Company has a business loan agreement with a bank for the purpose of obtaining lines of credit and term loans. Borrowings under this business loan agreement are collateralized by substantially all of the Company's assets.

            At both February 28, 2007 and May 31, 2006, the Company did not have any bank debt.

            The business loan agreement prohibits payments of dividends without prior bank approval and contains various financial covenants. At February 28, 2007, the Company was compliant with all of the covenants, including minimum "current ratio" measuring the relationship of current assets compared to current liabilities, maximum debt to tangible net worth and minimum cash flow coverage for certain specified financial obligations.

            On January 18, 2007, the revolving line of credit was extended twenty-three months until December 15, 2008. The line of credit extension included several changes. The maximum borrowing limit was increased from $2,500,000 to $5,000,000. In addition, the interest rate applicable to outstanding loan balances under the line of credit was reduced by 0.75% to a rate that is determined by subtracting 0.25% from the Wall Street Journal's prime rate, while the previous rate was determined by adding 0.5% to the Wall Street Journal's prime rate. Also, the business loan agreement was modified to reduce the number of financial covenants, by eliminating two previous covenants that related to minimum tangible net worth and positive cash flow from operations.

            While there was no outstanding balance under the revolving line of credit at February 28, 2007, the interest rate that would have been applicable to any outstanding balances at that date was 8.00%, which was the Wall Street Journal's prime rate (8.25% at February 28,
            2007) less 0.25%.

            In addition to the modifications to the revolving line of credit and the business loan agreement noted above, the bank has also provided the Company with a new equipment line of credit with an effective date of January 18, 2007. The equipment line of credit has a maximum borrowing limit of $1,000,000. The interest rate applicable to funds borrowed under the equipment line of credit is determined in the same manner as the interest rate applicable to funds borrowed under the revolving line of credit, as explained above. The equipment line of credit is available to the Company for one year prior to January 18, 2008. The Company can obtain multiple advances under the equipment line of credit prior to the termination date. At that date, or earlier if desired by the Company, outstanding balances under the equipment line of credit can be converted into sixty-month fully amortizing term loans with fixed interest rates, which will be determined by adding 2.0% to the bank's five year cost of funds rate.

            Subsequent to the quarter ended February 28, 2007, the Company's Board of Directors and its bank approved a cash dividend of $0.25 per share to shareholders of record as of the close of business March 28, 2007. The dividend was paid on April 2, 2007, and totaled $1,694,989.25 for 6,779,957 outstanding shares. This dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

      4.    ACCRUED LIABILITIES

            As of February 28, 2007 and May 31, 2006, accrued liabilities consisted of the following:

                                                    February 28, 2007     May 31, 2006
                                                    -----------------   ----------------
                Accrued vacation                    $        935,000    $       820,000
                Accrued salaries, wages and bonus            715,000            696,000
                Deferred compensation                        156,000            156,000
                Accrued commissions                           50,000             35,000
                Accrued facilities rent                       68,000             43,000
                Accrued professional fees                     78,000              1,000
                Accrued income taxes                         108,000            122,000
                Miscellaneous                                 43,000             33,000
                                                    -----------------   ----------------

                         Total accrued liabilities  $      2,153,000    $     1,906,000
                                                    =================   ================

      5.    DEFERRED REVENUE

            Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at February 28, 2007 was $160,000, compared to deferred revenue at May 31, 2006 of $242,000.

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

            The Company has elected the modified prospective transition method as permitted by SFAS 123(R). Accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the nine months ended February 28, 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, May 31, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to May 31, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

            The estimated value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), net income for the nine and three month periods ended February 28, 2007 was reduced by $14,000 and $2,000, respectively. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the nine months ending February 28, 2007.

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

            SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. While no options were granted during the nine months ending February 28, 2007, the stock-based compensation cost reflected in the financial statements for nine and three month periods ending February 28, 2007 relates to options granted during the fiscal year ended May 31, 2004 with the following weighted-average assumptions that existed at the grant dates: No dividend rate; price volatility of 20%; risk-free interest rates of approximately 4.4%; and expected lives of ten years. Although the Black-Scholes model meets the requirements of SFAS 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements.

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

            On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. There were no options granted under this Plan during the quarter ended February 28, 2007.

      7.    EARNINGS PER SHARE:

            Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and nine months ended February 28, 2007 and February 28, 2006 did not change the earnings per share for any of those periods.

            The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                             Nine-Month Period Ended             Three-Month Period Ended
                                                                   February 28,                        February 28,
                                                               2007            2006                2007            2006
                                                           ------------    ------------        ------------    ------------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                           $ 2,356,000     $ 1,733,000         $   844,000     $   715,000

   Denominator:  weighted average shares                     6,775,000       6,701,000           6,776,000       6,701,000

   Earnings per common share - basic                       $      0.35     $      0.26         $      0.12     $      0.11


EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholders                                           $ 2,356,000     $ 1,733,000         $   844,000     $   715,000

   Denominator:  weighted average shares - diluted           6,796,000       6,729,000           6,796,000       6,731,000

   Earnings per common share - diluted                     $      0.35     $      0.26         $      0.12     $      0.11


CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:

   Weighted Average Number of Common
    Shares Outstanding during the Period                     6,775,000       6,701,000           6,776,000       6,701,000

   Effect of Dilutive Securities Options                        21,000          28,000              20,000          30,000
                                                           ------------    ------------        ------------    ------------

   Weighted Number of Common Shares and
    Dilutive Potential Common Stock used
     in Diluted EPS                                          6,796,000       6,729,000           6,796,000       6,731,000
                                                           ============    ============        ============    ============

      Not included in the calculation of diluted earnings per share because their impact is antidilutive:

Stock options outstanding                                            0          44,000                   0          44,000
                                                           ============    ============        ============    ============

      8.    COMMITMENTS AND CONTINGENCIES

            Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in November 2000, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida, to recover damages which include numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000. Compensatory damages were also sought alleging that Alliance fraudulently induced it to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

            A counterclaim was subsequently filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with the Company where the Company was the qualified successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule.

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

            Trial of the lawsuit against Alliance and USBI commenced in July of 2005 in Titusville, Florida. Early in the trial, the court made legal rulings holding that the Company does not have exclusive rights to certain technical data, which constitute the trade secrets that the Company alleged were misappropriated. Accordingly, the court made rulings on motions for summary judgments in favor of Alliance and USBI, which caused the dismissal of some of Hi-Shear's claims for misappropriation of trade secrets. The court also ruled on another summary judgment motion to dismiss Hi-Shear's claims for willful breach of a non-disclosure agreement against Alliance. As a result of the court's rulings, and in order to perfect a subsequent appeal of the rulings, Hi-Shear dismissed, "with prejudice", the remaining claims of its lawsuit alleging misappropriation of trade secrets. As a consequence of those rulings and actions, USBI was dropped as an active participant in the trial and USBI did not seek an award of attorneys' fees incurred by it in the litigation.

            The trial court entered a final judgment on May 18, 2006 based on the jury's verdict regarding both Hi-Shear's breach of contract claims and Alliance's counterclaims. The jury ruled for Hi-Shear on one breach of contract claim, for which it awarded damages in the amount of $57,781, ruled against Hi-Shear on the remaining breach of contract claims and awarded Alliance no damages on its counterclaims. The jury also determined that Hi-Shear converted certain property, and awarded Alliance the amount of one dollar. All of the jury awards were exclusive of interest and attorneys' fees.

            In October 2005 Hi-Shear filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI regarding the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of certain of Hi-Shear's trade secrets and technical data. In February 2007, after hearing oral arguments, the Appellate Court upheld the lower court's ruling. The Company is considering its alternative legal courses of action at this time regarding the issues of this appeal.

            The Company has also filed a Notice of Appeal to the Florida Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment involving the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial.

            During the course of Hi-Shear's appeals, the trial court has retained the jurisdiction to award attorney's fees and costs to the party in this litigation that "prevailed on its claims" at the trial level. The trial court decided in an order entered in December 2006, that although it was Hi-Shear that was awarded $57,781 in damages by the jury and the Alliance was awarded no damages on its counterclaims, that the defendant, the Alliance, was the "prevailing party" in the suit and judged that it was entitled to an amount of legal fees and costs. The trial court also held that the defendant, USBI, was entitled to its costs. Although the trial court originally determined that the appeals in this case be decided by the Appellate Court before it would determine any specific fees and costs amount to the party it determined was entitled to recover them, the trial court subsequently pronounced that it would decide the amount of fees and costs to be awarded before the appeals were completed. The court ruled that it would determine the amount of these fees and costs in hearings to be held in late 2007.

            In September 2005, the defendant Alliance filed motions requesting a gross amount of approximately $3.4 million in legal fees and costs, and USBI has motioned costs in the gross amount of $48,000. The Company believes that these amounts contain fees and costs which are not subject to recovery from Hi-Shear.

            Court hearings will take place in late 2007 regarding the amounts of fees and costs which are claimed by the defendants. Hi-Shear's appeal is currently pending before the Florida Fifth District Court of Appeal on significant appellate issues regarding the legal basis involving the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other issues at trial. The final outcome of the Company's appeal may have an effect on these trial court hearings before any amount of fees and costs are determined. Given the number and significance of the issues on appeal, the Company cannot predict the outcome of the appeal before the Appellate Court, and Hi-Shear is not able to estimate at this time the amount of related attorney fees or costs for which it may be liable, if any. Accordingly, no accruals for potential amounts payable, which may relate to the pending appeal, have been made at this time. The award of an amount of attorney fees and costs against Hi-Shear could have a material adverse impact on the Company's financials and results of operations.

            In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on the results of operations.

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

      THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2006

      Revenues recognized during the third quarter ended February 28, 2007 were $5,383,000, which is $848,000 and 14% less than the revenues of $6,231,000 recognized during the same quarter last year. The decrease in total revenues was primarily a consequence of both delays in receiving customer furnished items and the receipt of significantly less essential production materials from suppliers during the third quarter this year compared to the same quarter last year.

      Cost of revenues for the quarter ended February 28, 2007 was $3,191,000, compared to $4,169,000 for the same quarter last year. The decrease in cost of revenues by $978,000 and 23% exceeded the corresponding decrease in revenues noted above. That favorable result was achieved through continuation of the on-going implementation of improvements in production procedures and utilization of new production equipment. Furthermore, a high proportion of the larger amount of material receipts that occurred last year compared to this year, as noted above, related to products that ultimately cost considerably more to produce, when measured as a percentage of revenue, than the bulk of the other products that are typically produced by the Company.

      Gross margin for the quarter ended February 28, 2007 increased $130,000 and 6% to $2,192,000, or 41% of revenues, from $2,062,000, or 33% of revenues, reported for the same quarter last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of both increased production efficiencies and cost savings noted above.

      Selling, general and administrative expenses decreased by $71,000 and 8% from $905,000 during the quarter ended February 28, 2006 to $834,000 during the quarter ended February 28, 2007. The decrease in total selling, general and administrative expenses occurred primarily as a result of a reduction in legal costs associated with Hi-Shear's lawsuit to recover damages regarding breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

      The Company realized operating income of $1,358,000, or 25% of revenues, for the quarter ended February 28, 2007, compared to operating income of $1,157,000, or 19% of revenues, for the same quarter last year. The $201,000 and 17% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expenses, as noted above.

      Income tax expense for the quarter ended February 28, 2007 was $514,000 and 38% of operating income, compared to $442,000 and 38% of operating income for the third quarter ended February 28, 2006. The $72,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

      Net income for the quarter ended February 28, 2007 was $844,000, or $0.12 per share, compared to net income of $715,000, or $0.11 per share, for the quarter ended February 28, 2006.

      NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2006

      Revenues recognized during the nine months ended February 28, 2007 were $14,575,000, which is $1,498,000 and 9% less than the revenues of $16,073,000 recognized during the same nine-month period last year. While there was improvement during the third quarter in some of the factors that contributed to a reduction in year-to-date revenue recognition during the first six months of the current fiscal year compared to the previous year, revenue recognition during the nine months ended February 28, 2007 was less than during the same period last year as a consequence of delays in customer furnished items related to changes made by them to their purchase orders and delayed receipts of essential materials required for production. Continued acceleration of work on the Company's growing backlog of orders is expected to drive larger revenue recognition in future quarters, as delays in the receipts of both customer furnished items and essential production materials are resolved.

      Cost of revenues for the nine months ended February 28, 2007 was $8,233,000, or 56% of revenues, compared to $9,895,000, or 62% of revenues, for the same period last year. The $1,662,000 and 17% decrease in cost of revenues corresponds to the decrease in revenues noted above. However, the fact that cost of revenues for the nine-month period ended February 28, 2007 decreased by both a larger amount and percentage than the corresponding revenues is the result of continued realization of production cost efficiencies driven by on-going improvements in production procedures and utilization of new production equipment.

      Gross margin for the nine months ended February 28, 2007 increased $164,000 and 3% to $6,342,000, or 44% of revenues, from $6,178,000, or 38%
      of revenues, reported for the same period last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of both increased production efficiencies and cost savings noted above.

      Selling, general and administrative expenses decreased by $826,000 and 25% from $3,293,000 during the nine-month period ended February 28, 2006 to $2,467,000 during the nine-month period ended February 28, 2007. The decrease in total selling, general and administrative expenses occurred as a result of a reduction in legal costs associated with Hi-Shear's lawsuit to recover damages regarding breached contracts and misappropriation of Hi-Shear's proprietary information and trade secrets (See Note 8).

      The Company realized operating income of $3,875,000, or 27% of revenues, for the nine-month period ended February 28, 2007, compared to operating income of $2,885,000, or 18% of revenues, for the same period last year. The $990,000 and 34% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expenses, as noted above.

      Income tax expense for the nine-month period ended February 28, 2007 was $1,519,000 and 39% of operating income, compared to $1,152,000 and 40% of operating income for the nine-month period ended February 28, 2006. The $367,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

      Net income for the nine-month period ended February 28, 2007 increased $623,000 and 36% to $2,356,000, or $0.35 per share, compared to net income of $1,733,000, or $0.26 per share, for the same period last year.

      FINANCIAL CONDITION

      Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $12,702,000 and $10,938,000 at February 28, 2007 and May 31, 2006, respectively. The billed component of the total accounts receivable balance at February 28, 2007 was $4,953,000 compared to $3,926,000 at May 31, 2006. The total accounts receivable balances at both February 28, 2007 and May 31, 2006 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both February 28, 2007 and May 31, 2006 were not reduced for reserves on doubtful accounts.

      Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 28, 2007 were $7,731,000 compared to $6,994,000 at May 31,
      2006. Unbilled receivables at February 28, 2007 and May 31, 2006 also included reductions of $9,000 and $18,000, respectively, for anticipated future realization of gross margin losses on contracts in process. The $737,000 increase in unbilled receivables at February 28, 2007 compared to unbilled receivables at May 31, 2006 is reflective of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically lag behind the production activity.

      At both February 28, 2007 and May 31, 2006, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company is in the process of collecting its damages award, plus interest incurred from May 1997.

      Inventories, net of reserves, increased from $1,610,000 at May 31, 2006 to $1,895,000 at February 28, 2007. The $285,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on customer contracts being less than the cumulative cost of items added to inventory during the nine months ended February 28, 2007. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $484,000 at February 28, 2007, compared to $425,000 at May 31, 2006.

      Trade accounts payable increased from $860,000 at May 31, 2006 to $917,000 at February 28, 2007. There are no disputed amounts included in accounts payable at February 28, 2007.

      At both February 28, 2007 and May 31, 2006 the Company did not have any bank debt. While the Company had no bank debt at February 28, 2007, it has a revolving line of credit with its commercial bank. Under the line of credit, the Company can borrow up to $5,000,000 through its December 15, 2008 maturity date. The borrowing limit under the revolving line of credit was increased from $2,500,000 to $5,000,000 on January 18, 2007. In addition to extending the maturity date and increasing the borrowing limit for the revolving line of credit, the bank has also provided the Company with a new equipment line of credit with a borrowing limit of $1,000,000. The effective date for the new equipment line of credit was January 18, 2007, and it is available for the Company to obtain multiple advances for equipment purchases for one year prior to January 18, 2008. At the time of that maturity date, or earlier if desired by the Company, outstanding balances under the equipment line of credit can be converted into sixty-month fully amortizing term loans (See Note 3).

      LIQUIDITY AND CAPITAL RESOURCES

      During the nine-month period ended February 28, 2007, net cash of $695,000 was provided by operating activities, compared to net cash of $1,758,000 that was provided by operating activities during the first nine months last year. The $1,063,000 decrease in net operating cash flows between the two nine-month periods was the result of decreased collections from billed accounts receivable. The decrease in collections corresponds to a decrease in billings to customers that has occurred as a result of delays in obtaining customer furnished items and information related to changes made by them to their purchase orders. As those types of issues are currently being resolved, future billings and subsequent collections are expected to correspond with the acceleration of work on the Company's growing backlog of orders.

      To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. At February 28, 2007, there was no outstanding balance under the line of credit, which has a maximum borrowing limit of $5,000,000. The revolving line of credit is available to the Company through December 15, 2008, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at the Wall Street Journal's prime rate (8.25% at February 28, 2007) less 0.25% (See Note 3).

      The business loan agreement requires bank approval for payment of dividends and contains various financial covenants, including minimum "current ratio" measuring the relationship of current assets compared to current liabilities, maximum debt to tangible net worth and minimum cash flow coverage for certain specified financial obligations. At February 28, 2007, the Company was compliant with all of the financial covenants.

      In addition to the revolving line of credit discussed above, the Company has an equipment line of credit with the same bank. At February 28, 2007, there was no outstanding balance under the equipment line of credit, which has a maximum borrowing limit of $1,000,000. The equipment line of credit is available to the Company through January 18, 2008. The interest rate applicable to funds borrowed under the equipment line of credit is determined in the same manner as the interest rate applicable to funds borrowed under the revolving line of credit, as explained above. The Company can obtain multiple advances under the equipment line of credit prior to the termination date. At that date, or earlier if desired by the Company, outstanding balances can be converted into sixty-month fully amortizing term loans with fixed interest rates, which is determined by adding 2.0% to the bank's five year cost of funds rate.

      The Company's management believes that both the current revolving line of credit and the equipment line of credit are sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the lines of credit are available for its use.

      In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at February 28, 2007 did not exist, and therefore reported "cash and cash equivalents" at that date was $1,749,000.

      The Company's Board of Directors and its bank approved a cash dividend of $0.25 per share to shareholders of record as of the close of business March 28, 2007. The dividend date was paid on April 2, 2007, and totaled $1,694,989.25 for the 6,779,957 outstanding shares. The dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

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

ITEM 5 - BOARD OF DIRECTORS AND BANK APPROVAL FOR CASH DIVIDEND PAYMENT

      The Company's Board of Directors and its bank approved a cash dividend of $0.25 per share to shareholders of record as of the close of business March 28, 2007. The dividend date was paid on April 2, 2007, and totaled $1,694,989.25 for the 6,779,957 outstanding shares. The dividend is not special and does not represent that the Company will pay dividends on a scheduled basis.

ITEM 6 - EXHIBITS

      Exhibits:         Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.
                        Exhibit 32 Section 1350 Certifications.
                        Exhibit 10.1 Installment Note
                        Exhibit 10.2 Amendment to Loan Agreement




                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 13, 2007                         By:  /s/ George W. Trahan
    -----------------------                          ---------------------------
                                                     George W. Trahan
                                                     President, CEO and Chairman



Date:    April 13, 2007                         By:  /s/ Gregory J. Smith
    -----------------------                          ---------------------------
                                                     Gregory J. Smith
                                                     Vice President of Finance
                                                       and CFO