Form 10KSB
period 2007-05-31
HI SHEAR TECHNOLOGY CORP
filed 2007-08-10
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2007         COMMISSION FILE NUMBER: 001-12810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES ( )    NO (X)

State issuer's revenues for its most recent fiscal year: $ 20,550,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $21,593,594 as of June 21, 2007, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,784,957 shares of the Registrants Common Stock issued and outstanding as of June 21, 2007.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company's 2007 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 9-14 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format      YES ( )    NO (X)

                                        HI-SHEAR TECHNOLOGY CORPORATION
                                                  FORM 10-KSB

                                               TABLE OF CONTENTS

                                                                                                          PAGE
PART I.
         ITEM 1            BUSINESS.................................................................      1

         ITEM 2            PROPERTIES................................................................      4

         ITEM 3            LEGAL PROCEEDINGS.........................................................      4

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................      6

PART II.
         ITEM 5            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND.................      7
                           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.................................................      7

         ITEM 7            FINANCIAL STATEMENTS.....................................................     11

         ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING...............     11
                           AND FINANCIAL DISCLOSURE

         ITEM 8A           CONTROLS AND PROCEDURES...................................................     11

         ITEM 8B           OTHER INFORMATION.........................................................     11

PART III.
         ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;.............     12
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         ITEM 10           EXECUTIVE COMPENSATION....................................................     12

         ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............................     12

         ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................     12

         ITEM 13           EXHIBITS .................................................................     12

         ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................     12

SIGNATURES                 ..........................................................................     13

EXHIBIT INDEX              .........................................................................     14

INDEX TO FINANCIAL STATEMENTS........................................................................     15

                                     PART I


ITEM 1.  BUSINESS

                                GENERAL OVERVIEW

         Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its products are primarily used in space satellites and satellite launch vehicles, exploration missions, strategic missiles, tactical weapons, advanced fighter aircraft and military systems. Customers such as the military, satellite manufacturers, launch vehicle assemblers, U.S. Government departments and agencies (including NASA), foreign space agencies, and others in the aerospace and defense business widely use Hi-Shear's products.

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

         PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, weapon systems and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to separate rocket motors, nose cones, satellites, open satellite doors, payload fairings, operate valves, deploy solar panels, booms, communications antennae, missile fins, and stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout its space exploration missions and the Space Shuttle.

         CARTRIDGE ACTUATED DEVICES. Hi-Shear's cartridge actuated devices are mechanical gas-activated products for use on satellites, launch vehicles, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters valves, pin pullers and other devices. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, such as satellites, payload fairings, nose cones, capsules, booster rockets, tanks, solar arrays, antenna booms and other devices. We maintain an active program for new designs, including pyrotechnic and electric low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

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

         Hi-Shear's LIFESHEAR cartridge driven cutter is designed for use in fire and rescue emergency situations. The LIFESHEAR'S light weight, and ease of use enable it to quickly cut through auto parts and reinforcing bar in order that a victim can readily be extracted from a life threatening situation or access can be quickly gained to a locked area. The tools are manufactured and marketed outside the United States and Canada under license by Akers Krutbruk Protection AB, Akers Styckebruk, Sweden.

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

         The Company supplies to the U.S. military and its allies an ejection seat control unit and the ordnance devices that the control unit signals to fire. These devices are sold for use on the U.S. Air Force ACES II crew ejection seat installed in many fighter and bomber aircraft, including the A-10, B-2, F-15 and F-16. The ejection seat utilizes multiple ordnance devices that deploy parachutes, rockets and other events crucially necessary for the pilot's ejection from the aircraft. Hi-Shear also manufactures various ejection seat modification kits and other items used in the ejection system that are supplied to the military services according to their detailed specifications.

                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers are large aerospace prime or subcontractors. In addition, the Hi-Shear derives a significant amount of its revenue from contracts it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin and the United States Government accounted for 37% and 16%, respectively, of the Company's revenues in fiscal year 2007, compared to 26% and 27%, respectively, of the Company's revenues in fiscal year 2006. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In both fiscal years 2007 and 2006, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies, costly changes made by the customer for which it refuses to pay or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from contractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to payment of costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2007, we continued programs to reduce many of our manufacturing lead-times to help our customers reduce their product manufacturing time with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

         Total requirements included in contracts undertaken by us may contain options that extend beyond one year, and accordingly, portions are carried forward from one year to the next as part of the backlog. Some contracts with the U.S. Government and its prime contractors are supply contracts and/or multi-year options whose requirements are primarily based on the Government's demand for products on a periodic basis. Because many factors affect the scheduling of projects, no assurances can be given as to when revenue will be realized on projects that are included in backlog. Although backlog represents business that is considered to be firm, there can be no assurance that cancellation, changes in quantities, funding changes, or scope adjustments will not occur.

          As of May 31, 2007, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $26.3 million and $34.2 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $12.9 million and $19.6 million, respectively. The increase in unbilled backlog is the result of large increases in new contract awards.

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

                          MANUFACTURING AND PRODUCTION

         Production consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge used in the Company's cartridge devices. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2007, Hi-Shear had approximately 100 full time employees, the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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

ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing, testing and assembly operations. The Company leases these offices pursuant to a five (5) year lease through August 31, 2012. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending facility. We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in November 2000, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida, to recover damages which include numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000. Compensatory damages were also sought alleging that Alliance fraudulently induced Hi-Shear to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

         A counterclaim was subsequently filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with Hi-Shear where Hi-Shear was the qualified successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule.

         Hi-Shear filed a related suit against Pacific Scientific Energetic Materials Company, a Delaware Corporation, in July 2004 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

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

         During the course of Hi-Shear's appeals, the trial court has retained the jurisdiction to award attorney's fees and costs to the party in this litigation that "prevailed on its claims" at the trial level. The trial court decided in an order entered in December 2006, that although it was Hi-Shear that was awarded $57,781 in damages by the jury and the Alliance was awarded no damages on its counterclaims, that the defendant, the Alliance, was the "prevailing party" in the suit and judged that it was entitled to an amount of legal fees and costs. The trial court also held that the defendant, USBI, was entitled to its costs. Although the trial court originally determined that the appeals in this case be decided by the Appellate Court before it would determine any specific fees and costs amount to the party it determined was entitled to recover them, the trial court subsequently pronounced that it would decide the amount of fees and costs to be awarded before the appeals were completed. The court ruled that it would determine the amount of these fees and costs in hearings to be held in December 2007.

         In September 2005, the defendant Alliance filed motions requesting a gross amount of approximately $3.4 million in legal fees and costs, and USBI has motioned costs in the gross amount of $48,000. The Company believes that these amounts contain fees and costs which are not subject to recovery from Hi-Shear. Court hearings will take place in December 2007 regarding the amounts of fees and costs which are claimed by the defendants.

         Accordingly, the Company anticipates that in December 2007, the court will determine the amount of attorneys' fees and costs payable by the Company to the Space Alliance and costs payable to USBI. However, Hi-Shear's appeal is currently pending before the Florida Fifth District Court of Appeal raising significant appellate issues that challenge the legal basis relating to the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other issues at trial. The final outcome of the Company's appeal may have an effect on the award of attorneys' fees, but the Company does not anticipate that the appeal will be decided before December 2007. Therefore, the Company anticipates that it will seek to stay any order by the trial court awarding the Space Alliance attorneys' fees until the appeal is decided. Given the number and significance of the issues on appeal, the Company cannot predict the outcome of the appeal before the Appellate Court, and Hi-Shear is not able to estimate prior to the ruling on appeal the amount of related attorney fees or costs for which it may be liable, if any. Accordingly, no accruals for potential amounts payable, which may relate to the pending appeal, have been made at this time. The award of an amount of attorney fees and costs against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

       Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                            High           Low
                                                            ----           ---
         Fiscal Year 2007 ending May 31, 2007

                           4th Quarter                   $  12.11       $  10.15
                           3rd Quarter                      13.12           8.17
                           2nd Quarter                      11.70           6.16
                           1st Quarter                      18.90           8.68

         Fiscal Year 2006 ending May 31, 2006

                           4th Quarter                   $  12.00       $   3.50
                           3rd Quarter                       3.77           2.75
                           2nd Quarter                       3.84           2.66
                           1st Quarter                       4.18           3.39


         The Board of Directors approved and the Company paid a cash dividend of $1,695,000, or $0.25 per share, to shareholders of record as of the close of business March 30, 2007. The dividend was not special, and did not represent that the Company will pay dividends on a scheduled basis. Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         The number of holders of record of Hi-Shear's Common Stock was 56 and the number of beneficial shareholders was approximately 1,455 as of June 21, 2007.

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

                          CRITICAL ACCOUNTING POLICIES

         Hi-Shear's revenues are derived principally from fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs at completion of the contracts ("cost-to-cost" type of percentage-of-completion method of accounting). Revenue recognition for contracts that require relatively less time to complete than those contracts accounted for on a percentage-of-completion basis are recognized as deliveries are made and invoices are submitted.

         Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2007 would change both the amount of revenue and earnings recognized by approximately $90,000.

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

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2007 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2006

         Strong customer demand for product resulted in $25,969,000 of orders received during the year in comparison to $21,360,000 for the previous year. Revenues recognized during fiscal year 2007 were $20,550,000, compared to the $21,052,000 of revenues recognized during fiscal year 2006. The revenues this year consisted of a higher concentration of missile and space products and resulted in increased profitability during the year. More revenues were not recognized in the year as the result of some delays in receiving customer furnished items and the receipt of less materials from suppliers than during fiscal year 2006. Utilizing an increased workforce, production activities increased during the year to meet the demand in both the electronic and pyrotechnic-based device product areas. The Company serviced over 150 separate space and defense projects during the year; of those, 109 were new contracts received during fiscal year 2007. The 109 new contracts represented $7,353,000 of the $25,969,000 orders mentioned above. Products used in space applications totaled 36% of total revenues while products manufactured for use in national missile defense, accounted for 30% of total revenues.

         Cost of revenues for the fiscal year 2007 was $11,652,000, or 57% of revenues, compared to $13,340,000, or 63% of revenues, for the prior fiscal year. Cost containment programs, including utilization of new equipment, absorption of fixed overhead expenses by a larger labor base and continuing improvements in manufacturing procedures also contributed to the reduction in cost of revenues. There was a $59,000 increase to inventory reserves for fiscal year 2007.

         Gross margin continued to improve in both total amount and as a percentage of revenues. A higher concentration of missile and space products drove increased profitability and continues a trend increasing gross margin percentages year over year. Gross margin for fiscal year 2007 increased $1,186,000 to $8,898,000, or 43% of revenues, from $7,712,000, or 37% of revenues, which was reported for fiscal year 2006. Consistent with year over year reductions to cost of revenues, the Company continues to realize gross margin improvement.

         Selling, general and administrative expenses were $3,225,000 for fiscal year 2007, compared to $4,020,000 in fiscal year 2006. A larger amount of legal fees were incurred during fiscal 2006 compared to the reduced amount spent in fiscal 2007. These lower costs are the predominant reduction in administrative expenses for fiscal year 2007.

         The Company realized operating income of $5,673,000, or 28% of revenues, for the fiscal year ended May 31, 2007, compared to operating income of $3,692,000, or 18% of revenues, for the previous fiscal year. The improvement of almost $2 million resulted from increased product margins, process improvements and reductions to expenses noted above.

         Income tax expense for fiscal year 2007 was $2,255,000 and 40% of operating income, compared to $1,397,000 and 38% of operating revenue for fiscal year 2006. The increase in income tax expense occurred primarily as a consequence of the corresponding increase in operating income, upon which reported income tax expense is principally based.

         Net income for the fiscal year ended May 31, 2007 was $3,418,000, or $0.50 per share and 17% of revenues, compared to $2,295,000, or $0.34 per share and 11% of revenues, for the previous fiscal year. The increase in net income is the result of focus on higher margin product markets resulting in higher product gross margin and lower expenses. The Company's positive earnings and new orders during the year supported the distribution of a $0.25 per share dividend to shareholders in March 2007.

         Revenues were strong in the 4th quarter as previous delays in receiving customer furnished equipment and supplier parts were ameliorated and hardware deliveries continued. Revenues in the 4th quarter were $5,975,000 compared to $4,979,000 for the same quarter in fiscal year 2006. A strong customer demand for missile and space products contributed to higher gross margins and higher operating margins. Gross margin in the 4th quarter of fiscal year 2007 was 43% compared to 31% for the same period last year. The implementation of new automated equipment, operating efficiencies and lower administrative costs contributed to a strong operating margin. Operating margin in the 4th quarter of fiscal year 2007 was 30% compared to 16% for the same period last year.
 Cash balances continue to remain strong. All operating expenses are and have been covered by current cash balances and thus, there is no balance on the revolving line of credit the Company maintains with the Bank.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts were $4,936,000 and $8,071,000 respectively at the end of fiscal year 2007. The billed and unbilled amounts at the completion of fiscal year 2006 were $3,926,000 and $6,994,000 respectively. The accounts receivable balances at both May 31, 2007 and May 31, 2006 were not reduced for reserves on doubtful accounts. The increase in billed receivables of just over $1 million can be attributed to the increase in progress payment contracts during fiscal year 2007 and the increase of revenues in the 4th quarter noted above. Progress payment contracts allow some billing of accrued contract costs in advance of full delivery of hardware.

         Unbilled receivables represent revenues recognized from fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts (generally tied to delivery of hardware), previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2007 were $8,071,000, compared to $6,994,000 at the end of fiscal year 2006. The increase in unbilled receivables at May 31, 2007 can be wholly attributed to a build to print contract where delivery was scheduled and anticipated (and thus billing) by fiscal year end; however, customer design issues prevented the billing to occur by fiscal year end 2007.

         At May 31, 2007 (and previous fiscal years 2006 and 2005), an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $18,000 damages awarded the Company by the United States Court of Federal Claims. The Company is currently appealing the court's decision regarding legal fees.

         Inventories, net of reserves, decreased to $1,569,000 at May 31, 2007 from $1,610,000 at May 31, 2006. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $484,000 at May 31, 2007, compared to $425,000 at May 31, 2006.

         Trade accounts payable decreased to $793,000 at the end of fiscal year 2007 compared to $860,000 at the end of fiscal year 2006. Timing of receipts submitted to Hi-Shear for payment at the end of any fiscal month/year will directly impact the outstanding balance for invoices due. There are no disputed amounts included in accounts payable at May 31, 2007.

         At both May 31, 2007 and May 31, 2006, the Company did not have any bank debt and has available borrowing of up to $5,000,000 available from its commercial bank under a revolving line of credit maturing December 15, 2008 (See
Note 8). The Company also has available a $1,000,000 equipment letter of credit maturing January 18, 2008, and bearing interest under the same terms as the revolving line of credit. As of May 31, 2007, there was no existing balance on this instrument.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $1,910,000 was provided by operating activities during fiscal year 2007, compared to net cash of $2,429,000 that was provided by operating activities during fiscal year 2006. The decrease in net operating cash flows between the two fiscal years was primarily the result of increases in accounts receivable as described above.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. There was no outstanding balance under this line of credit at May 31, 2007. Since the maximum borrowing limit under the line of credit is $5,000,000, the amount available for borrowing at May 31, 2007 was $5,000,000. The line of credit is available to the Company through December 15, 2008, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at prime less .25% (8.25% at May 31, 2007) or at the Company's option LIBOR plus 2% (7.39% at May 31, 2007).

         The business loan agreement contains various financial covenants that have been modified during the fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividend to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. The covenants including current ratio (at least 2 to 1) and the fixed charge coverage ratio (1.25 to 1) shall exist as covenants under the loan agreement (although quarterly reporting is no longer required). At May 31, 2007, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. As a result of this arrangement, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet may be minimal if the need to sweep to cover line of credit balances exist. Because no balance existed on the line of credit at May 31, 2007, the need to "sweep" excess cash was not necessary and therefore reported "cash and cash equivalents" at that date was $997,000.

         With the approval of its Board of Directors and its bank, the Company paid a cash dividend of $1,695,000, or $0.25 per share, to shareholders of record as of the close of business March 30, 2007. The dividend was not special, and did not represent that the Company will pay dividends on a scheduled basis.

ITEM 7.  FINANCIAL STATEMENTS

         The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.


ITEM 8A.  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure, controls, and procedures with George W. Trahan, President and CEO, and Jan L. Hauhe, Director of Finance and Information Systems. Based upon that evaluation, the CEO and Director concluded that the Company's disclosure controls and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 and is incorporated herein by reference.


ITEM 13.  EXHIBITS

         Exhibits: See "Exhibit Index", page 14.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2007 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HI-SHEAR TECHNOLOGY CORPORATION


Date: August 10, 2007       By:  /s/ George W. Trahan
                                 -----------------------------------------------
                                 President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 10, 2007       By:  /s/ George W. Trahan
                                 -----------------------------------------------
                                 President, Chief Executive Officer and Chairman


                            By:  /s/ Thomas R. Mooney
                                 -----------------------------------------------
                                 Director, Co-chairman of the Board


                            By:  /s/ Jan L. Hauhe
                                 -----------------------------------------------
                                 Director of Finance and Information Systems


                            By:  /s/ Jack Bunis
                                 -----------------------------------------------
                                 Director

                                                     EXHIBIT INDEX
EXHIBIT NUMBER                                        DESCRIPTIONS                                   SEQUENTIALLY NUMBERED
--------------                                        ------------                                   ---------------------
3.1                    Certificate of Incorporation, as amended(1)
3.2                    Bylaws, as amended(2)
4.1                    Form of Common Stock(3)
10.1                   1993 Stock Option Plan(2)
10.2.1                 Consulting Agreement with Thomas R. Mooney(6)
10.2.2                 Consulting Agreement with Thomas R. Mooney(13)
10.2.3                 Consulting Agreement with Thomas R. Mooney
10.3                   Employment Agreement with George W. Trahan(5)
10.3.1                 Amendment to Employment Agreement with George W. Trahan(6)
10.3.2                 Employment Agreement with George W. Trahan(13)
10.3.3                 Employment Agreement with George W. Trahan
10.4.1                 Torrance Property Lease(6)
10.4.1.1               Torrance Property Lease Amendment #1(12)
10.4.1.2               Torrance Property Lease Amendment #2(15)
10.5.1                 Form of Buy/Sell Agreement(6)
10.6                   Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1                 Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2                 Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3                 Promissory Note and Amendment Relating to U.S. Bank Credit Facility(7)
10.6.3.1               Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.2               Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(11)
10.6.3.3               Amendment to Promissory Note Relating to U.S. Bank Credit Facility(12)
10.6.3.4               Amendment to Promissory Note Relating to U.S. Bank Credit Facility(13)
10.6.3.5               Amendment to Promissory Note Relating to U.S. Bank Credit Facility(16)
10.6.3.6               Amendment to Promissory Note Relating to U.S. Bank Credit Facility
10.6.4                 Term Note Related to U.S. Bank Credit Facility(11)
10.6.4.1               Term Note Related to U.S. Bank Credit Facility(16)
16.2                   Letter on Change in Certifying Accountant(9)
16.3                   Letter on Change in Certifying Accountant (10)
20                     Form 8-K/A filed August 8, 2003(12)
23.1                   Consent of Raimondo Pettit Group
31                     Rule 13a-14(a) Certifications
32                     Section 1350 Certifications

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.
(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.
(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.
(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.
(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.
(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.
(7) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 2002.
(8) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2002.
(9) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.2 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2003.
(10) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.3 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2003.
(11) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 19, 2003.
(12) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 30, 2004.
(13) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 2005.
(14) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 28, 2006.
(15) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-QSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 16, 2007.
(16) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-QSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 13, 2007.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Independent Auditors' Report.......................................       F-1

Balance Sheet......................................................       F-2

Statements of Operations...........................................       F-3

Statements of Stockholders' Equity.................................       F-4

Statements of Cash Flows...........................................       F-5

Notes to Financial Statements......................................   F-6 - F-21

                              RAIMONDO PETTIT GROUP
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2007 and the results of its operations and its cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 14 to the financial statements, effective June 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.


/s/ Raimondo Pettit Group



Torrance, California
August 6, 2007

HI-SHEAR TECHNOLOGY CORPORATION


BALANCE SHEET
MAY 31, 2007

ASSETS
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                         $   997,000
   Accounts receivable (Note 4)                                       13,025,000
   Inventories, net (Note 5)                                           1,569,000
   Deferred income taxes (Note 12)                                       976,000
   Prepaid expenses and other current assets                             142,000
                                                                     -----------

     TOTAL CURRENT ASSETS                                             16,709,000

Equipment, net (Note 6)                                                2,141,000
Land (Note 7)                                                            846,000
                                                                     -----------

                                                                     $19,696,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities
   Trade accounts payable                                            $   793,000
   Accrued liabilities (Note 9)                                        2,253,000
   Current portion of obligations under capital leases (Note 11)          40,000
   Deferred revenue (Note 10)                                            206,000
                                                                     -----------

     TOTAL CURRENT LIABILITIES                                         3,292,000

Deferred income taxes (Note 12)                                          288,000
Obligations under capital leases (Note 11)                                73,000
                                                                     -----------

     TOTAL LIABILITIES                                                 3,653,000
                                                                     -----------

Commitments and contingencies (Notes 8, 13 & 16)

Stockholders' Equity (Note 14)
   Preferred stock $1.00 par value; 500,000 shares authorized;
     no shares issued                                                         --
   Common stock, $.001 par value; 25,000,000 shares authorized;
     6,784,957 shares issued and outstanding                               7,000
   Additional paid-in capital                                          7,567,000
   Retained earnings                                                   8,469,000
                                                                     -----------

     TOTAL STOCKHOLDERS' EQUITY                                       16,043,000
                                                                     -----------

                                                                     $19,696,000
                                                                     ===========
See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,

                                                         2007           2006
--------------------------------------------------------------------------------

REVENUES (Note 3)                                    $20,550,000     $21,052,000

Cost of Revenues                                      11,652,000      13,340,000
                                                     -----------     -----------

GROSS MARGIN                                           8,898,000       7,712,000

Selling, General and Administrative Expenses           3,225,000       4,020,000
                                                     -----------     -----------

OPERATING INCOME                                       5,673,000       3,692,000

Interest Expense (Note 8)                                      0               0
                                                     -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                       5,673,000       3,692,000

Income Tax Expense (Note 12)                           2,255,000       1,397,000
                                                     -----------     -----------

NET INCOME                                           $ 3,418,000     $ 2,295,000
                                                     ===========     ===========
                                                     ===========     ===========

Basic Earnings per Common Share                             0.50            0.34
Basic Earnings per Common Share Assuming Dilution    $      0.50     $      0.34
                                                     ===========     ===========

Weighted Number of Common Shares Outstanding:
     Basic                                             6,778,000       6,709,000
                                                     ===========     ===========
     Diluted                                           6,812,000       6,741,000
                                                     ===========     ===========

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2007 AND 2006

                                        Common Stock                Additional                          Total
                               ------------------------------        Paid-In          Retained       Stockholders'
                                   Shares           Amount           Capital          Earnings          Equity
------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2005             6,701,000      $      7,000      $  7,278,000     $  5,963,000      $ 13,248,000

  Stock options exercised            73,000                --           225,000               --           225,000
  Dividend                       (1,512,000)       (1,512,000)
  Net income                             --                --                --        2,295,000         2,295,000
                               ------------      ------------      ------------     ------------      ------------

Balance, May 31, 2006             6,774,000             7,000         7,503,000        6,746,000        14,256,000

  Stock based compensation               --                --            16,000               --            16,000
  Stock options exercised            11,000                --            48,000               --            48,000
  Dividend                               --                --                --       (1,695,000)       (1,695,000)
  Net income                             --                --                --        3,418,000         3,418,000
                               ------------      ------------      ------------     ------------      ------------

Balance, May 31, 2007             6,785,000      $      7,000      $  7,567,000     $  8,469,000      $ 16,043,000
                               ============      ============      ============     ============      ============


See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,

                                                                2007            2006
----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 3,418,000      $ 2,295,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                            465,000          417,000
       Loss (gain) on disposition of fixed assets                     0            9,000
       Provision for inventory reserves                          59,000           87,000
       Write-off of obsolete inventory, net of reserves               0           25,000
       Deferred income taxes, net                              (216,000)       1,169,000
       Stock based compensation                                  16,000                0
   Changes in assets and liabilities:
     Accounts receivable                                     (2,087,000)      (1,789,000)
     Inventories                                                (18,000)         (87,000)
     Prepaid expenses and other assets                           28,000           (5,000)
     Trade accounts payable                                     (67,000)        (195,000)
     Accrued liabilities                                        348,000          635,000
     Deferred revenue                                           (36,000)        (132,000)
                                                            -----------      -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES            1,910,000        2,429,000
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                    0            2,000
   Purchase of equipment                                       (734,000)        (345,000)
                                                            -----------      -----------

         NET CASH USED IN INVESTING ACTIVITIES                 (734,000)        (343,000)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligation                         (40,000)         (11,000)
   Proceeds from stock options exercised                         48,000          225,000
   Payment of dividend                                       (1,695,000)      (1,512,000)
                                                            -----------      -----------

         NET CASH USED IN FINANCING ACTIVITIES               (1,687,000)      (1,298,000)
                                                            -----------      -----------

         NET INCREASE (DECREASE) IN CASH                       (511,000)         788,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,508,000          720,000
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   997,000      $ 1,508,000
                                                            ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                             0                0
   Cash paid for income taxes                               $ 2,337,000      $   105,000

   Non-cash investing and financing activities
   Assets acquired under capital lease obligation           $         0      $   164,000


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

REVENUE RECOGNITION:

The Company's revenues are derived principally from fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs to complete the contracts (cost-to-cost type of percentage-of-completion method of accounting). Revenue recognition for contracts that require relatively less time to complete than those contracts accounted for on a percentage-of-completion basis are recognized as deliveries are made.

Provisions for estimated total contract losses on uncompleted contracts are made in the period in which such losses are determined. Amounts representing contract change orders are included in revenues only when the amounts can reliably be estimated and realization is probable. Changes in estimates of revenues, costs and profits are recognized in the period such changes are made.

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. These claims for reimbursement result from changes to specifications, additional work required to be performed by the Company to satisfy customer requests beyond contract scope, failure of customer designed components, and adjustments to contract pricing due to the customer reducing unit quantities. Claims receivable are recorded to the extent of costs incurred, and when, in management's opinion, it is probable that the claim will be collected in full and the amount of the claim can be reasonably estimated.

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

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both fiscal years 2007 and 2006 did not change the earnings per share for either of those fiscal years.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                                 YEAR ENDED MAY 31,
                                                             -------------------------
                                                                2007           2006
                                                             ----------     ----------
EARNINGS PER COMMON SHARE - BASIC:

   Numerator: earnings available for common
     Stockholders                                            $3,418,000      2,295,000

   Denominator: weighted average shares                       6,778,000      6,709,000

   EARNINGS PER COMMON SHARE - BASIC                         $     0.50           0.34


EARNINGS PER COMMON SHARE - DILUTED:

   Numerator: earnings available for common Stockholders     $3,418,000      2,295,000

   Denominator: weighted average shares - diluted             6,812,000      6,741,000

EARNINGS PER COMMON SHARE - DILUTED                          $     0.50           0.34

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:

   Weighted Average Number of Common
     Shares Outstanding During the Period                     6,778,000      6,709,000

   Effect of Dilutive Securities Options                         34,000         32,000
                                                             ----------     ----------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used
       in Diluted EPS                                         6,812,000      6,741,000
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

STOCK-BASED COMPENSATION:

As of June 1, 2006, the Company accounts for stock-based employee and non employee transactions under the requirements of SFAS No. 123R "Share Based Payment" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company adopted this statement using a modified prospective application. Prior to June 1, 2006, the Company accounted for share-based compensation based on the intrinsic value of options at the grant date.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. The adoption of SFAS 123R resulted in additional stock-based compensation of $16,000 for the year ended May 31, 2007.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro-forma amounts indicated below for May 31, 2006:

                                                                        2006
                                                                     -----------
Net income:

         As reported                                                 $ 2,295,000
         Add:   Stock-based compensation cost included in
                reported net income, net of related tax effects                0
         Less:  Total stock-based compensation cost determined
                under fair value based method for all awards,
                net of related tax effect                                 24,000
                                                                     -----------

         Pro forma                                                   $ 2,271,000
Earnings per common share and common share assuming dilution:
         As reported                                                 $      0.34
         Pro forma                                                   $      0.34

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company intends to implement FIN 48 during the quarter ended August 31, 2007. Management is in the process of evaluating the impact and does not expect the adoption of Interpretation 48 to have a material effect on the Company's future financial position, results of operations or cash flows.

In September, 2006, the FASB issued Statement of Financial Accounting Standard 157 (SFAS 157), Fair Value Measurements. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November, 15, 2007. The Company will apply this standard for the fiscal year beginning June 1, 2008, and does not expect the implementation of SFAS 157 to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, Accounting for Defined Benefit Pension and Other Post-Retirement Plans. SFAS 158 supersedes the handling of pension costs described in SFAS 132R. The purpose of SFAS 158 was to improve financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company has no material defined benefit plan and accordingly, the implementation of SFAS 158 had no material impact on the Company's financial position, results of operations or cash flow.

In September, 2006, the Securities Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 108. SAB 108 specifies how public companies (and their auditors) quantify financial statement misstatements with respect to annual financial statements. The interpretations in SAB 108 express the staff's view regarding the process of quantifying financial statement misstatement. SAB 108 requires that public companies use both an income statement focused assessment and a balance sheet focused assessment in assessing the quantitative effects of financial misstatements. The adoption of SAB 108 does not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2.  FOURTH QUARTER ADJUSTMENTS

There were no material fourth quarter adjustments.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  MAJOR CUSTOMERS AND SUPPLIER CONCENTRATION

The Company derives a major portion of its revenues directly from sales to certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which provided revenues during fiscal year 2007 in excess of 10% of total revenues, consist of the following:

                                                    2007              2006
                                               -------------     --------------

Lockheed Martin                                     37%               26%
United States Government (Including NASA)           16%               27%

At May 31, 2007, billed and unpaid accounts receivable included totals of $1,852,000, or 38% of total billed and unpaid accounts receivable, due from Lockheed Martin companies, and $622,000, or 13% of total billed and unpaid accounts receivable, due from the U.S. Government entities, respectively.


NOTE 4.  ACCOUNTS RECEIVABLE

Billed and unpaid receivables at May 31, 2006                        $ 3,926,000
Billed receivables for fiscal year 2007                               19,444,000
                                                                     -----------
                                                                      23,370,000
Collected receivables for fiscal year 2007                            18,434,000
                                                                     -----------

Billed and unpaid receivables at May 31, 2007                          4,936,000
                                                                     -----------


Unbilled receivables at May 31, 2007:
      Unbilled receivables on contracts in process                     7,581,000
      Unbilled receivables on completed contracts                        490,000
                                                                     -----------
                                                                       8,071,000
                                                                     -----------

Claims receivable at May 31, 2007                                         18,000
                                                                     -----------

Total gross accounts receivable at May 31, 2007                       13,025,000
Allowance for doubtful accounts                                                0
                                                                     -----------

Total net accounts receivable at May 31, 2007                        $13,025,000
                                                                     ===========

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2007 were $4,936,000 and $8,071,000, respectively.

The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 13).

The accounts receivable balance at May 31, 2007 also includes $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $18,000 damages awarded the Company by the United States Court of Federal Claims. The Company is currently appealing the court's decision regarding legal fees.

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. The Company is currently providing effort on two build-to-print contracts for which it has a claim. The claims result from either flaws on customer provided build-to-print designs or additional testing requirements initiated by the customer. As of May 31, 2007 the company had incurred $178,000 of additional costs outside the scope of the original contracts. Included in revenue for the year ended May 31, 2007 was $253,000 and is classified as a current unbilled receivable on the balance sheet. Total customer price modifications are expected to be $276,000 for these contracts. There are currently no progress billings associated with these claims.

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2007 are as follows:

Total contracts in process                                         $ 47,618,000
                                                                   ============

Total estimated costs                                              $ 20,530,000
Add estimated earnings                                               11,756,000
                                                                   ------------

Total revenue recognized                                             32,286,000
Less amounts billed                                                  24,421,000
                                                                   ------------

                                                                   $  7,865,000
                                                                   ============

Unbilled receivables on contracts in process                       $  8,071,000
Deferred revenue on contracts in process                               (206,000)
                                                                   ------------
                                                                   $  7,865,000
                                                                   ============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2007 would change both the recognized revenue and earnings by approximately $90,000.

During the fiscal years 2007 and 2006, the Company generated revenues of approximately $2,073,000 and $2,166,000, respectively, from sources outside of the United States.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  INVENTORIES

Raw materials and component parts                                   $   351,000
Work-in-process                                                       1,130,000
Finished goods                                                          572,000
                                                                    -----------
                                                                      2,053,000
Less inventory reserves                                                (484,000)

                  Total net inventory                               $ 1,569,000
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

NOTE 6.  EQUIPMENT

Machinery and equipment                                               $5,259,000
Office equipment and furniture                                           207,000
Leasehold improvements                                                   221,000
Production and test tooling                                              204,000
Automobiles/delivery vehicle                                             187,000
Projects in process                                                      423,000
                                                                      ----------
                                                                       6,501,000
Less accumulated depreciation and amortization                         4,360,000
                                                                      ----------

                                Total net equipment                   $2,141,000
                                                                      ==========

For fiscal year 2007, the Company capitalized costs amounting to $31,000 that were incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal year 2007. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

Included in automobiles is $164,000 in capital leases, which is reduced by accumulated depreciation of $50,000 at May 31, 2007.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  LAND

The Company owns twelve acres of land located in the Santa Clarita Business Park in Santa Clarita, CA, on which it has several buildings that it uses for storage and blending of pyrotechnic powders utilized in many of its manufactured products.

NOTE 8.  BANK LINE OF CREDIT AND NOTES PAYABLE

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets.

At May 31, 2007 and throughout fiscal year 2007, the Company did not have any bank debt.

The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2008. Outstanding balances under the line of credit bear interest based on prime less .25% (8.25% at May 31, 2007) or at the Company's option LIBOR plus 2% (7.39% at May 31, 2007).

The Company also has available a $1,000,000 equipment letter of credit maturing January 18, 2008, and bearing interest under the same terms as the revolving line of credit. As of May 31, 2007, there was no existing balance on this instrument.

The business loan agreement contains various financial covenants that have been modified during the fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividend to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. The covenants including current ratio (at least 2 to 1) and the fixed charge coverage ratio (1.25 to 1) shall exist as covenants under the loan agreement (although quarterly reporting is no longer required).

NOTE 9.  ACCRUED CURRENT LIABILITIES

As of May 31, 2007, accrued current liabilities consist of the following:

Accrued vacation                                                    $1,022,000
Accrued salaries, wages and bonus                                      676,000
Deferred compensation                                                  114,000
Accrued commissions                                                     25,000
Accrued income taxes                                                   251,000
Miscellaneous                                                          165,000
                                                                    ----------

                           Total accrued current liabilities        $2,253,000
                                                                    ==========

NOTE 10.  DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $206,000 at May 31, 2007.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.  CAPITAL LEASES

The Company leases vehicles under capital leasing agreements which expire at various dates through July 2012. Future minimum lease payments are as follows:

Year Ending May 31,

2008                                                              46,000
2009                                                              43,000
2010                                                              36,000
2011                                                               1,000
                                                               ---------

Total minimum lease payments                                     126,000
Amounts representing interest                                    (13,000)
                                                               ---------

Present value of net minimum lease payments                      113,000

Current maturities                                               (40,000)
                                                               ---------

                                                               $  73,000
                                                               =========

NOTE 12.  INCOME TAXES

Deferred income taxes at May 31, 2007 consist of the following:

Current
   Deferred income tax asset:
     Accrued vacation                                               $   445,000
     Income tax credits                                                   2,000
     Inventory reserves                                                 207,000
     Current year state tax expense                                     172,000
     Accrued bonus                                                      197,000
     Deferred compensation                                               49,000
                                                                    -----------
   Total current deferred income tax asset                            1,072,000

   Deferred income tax liability:
     Prepaid expenses                                                   (49,000)
     Deferred state taxes                                               (47,000)
                                                                    -----------
   Total current deferred income tax liability                          (96,000)

Net current deferred income tax asset                                   976,000
                                                                    -----------

Non-current
   Deferred income tax liability:
     Fixed assets                                                      (288,000)
                                                                    -----------
   Total net non-current deferred tax liability                        (288,000)

Total net deferred income taxes                                     $   688,000
                                                                    ===========

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

The provision for income taxes consists of the following:

                                                       2007             2006
                                                   -----------      -----------
Current tax expense:
         Federal                                   $ 1,905,000      $ 1,275,000
         State                                         565,000          321,000
         Use of NOL's & tax credit carryovers                0       (1,359,000)
                                                   -----------      -----------
                                                   $ 2,470,000      $   237,000
                                                   ===========      ===========
Deferred tax expense (benefit):
         Federal                                   $  (166,000)     $ 1,127,000
         State                                         (49,000)          33,000
                                                   -----------      -----------
                                                   $  (215,000)     $ 1,160,000
                                                   ===========      ===========

Total tax provision                                $ 2,255,000      $ 1,397,000
                                                   ===========      ===========

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                       2007             2006
                                                   -----------      -----------

Federal income tax computed at statutory rate      $ 1,929,000      $ 1,255,000
Permanent differences                                    8,000          (21,000)
State taxes, net of federal benefit                    336,000          211,000
Other state tax and minimum taxes                        7,000                0
Tax credits                                            (25,000)         (48,000)
                                                   -----------      -----------

                                                   $ 2,255,000      $ 1,397,000
                                                   ===========      ===========

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2012. Rental expense under operating leases for the years ended May 31, 2007 and 2006 was approximately $660,000 and $631,000 respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Maximum annual rentals under all non-cancelable operating leases are as follows:

                             2008                $  600,000
                             2009                   616,000
                             2010                   613,000
                             2011                   605,000
                             2012                   623,000
                       Thereafter                   157,000
                                                 ----------
                                                 $3,214,000
                                                 ==========

$3,100,000 of the above lease commitment is for rent of the Company's offices and production facility in Torrance. The lease agreement for the facility extends through August 31, 2012.

Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in November 2000, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida, to recover damages which include numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000. Compensatory damages were also sought alleging that Alliance fraudulently induced Hi-Shear to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

A counterclaim was subsequently filed by the defendants for damages in the amount of $458,004 exclusive of costs, interest and attorney's fees based on the Company's alleged breach of contract. It also alleged a claim for a declaratory judgment, a claim for conversion seeking return of certain alleged government property and an accounting for a claim. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with Hi-Shear where Hi-Shear was the qualified successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule.

Hi-Shear filed a related suit against Pacific Scientific Energetic Materials Company, a Delaware Corporation, in July 2004 in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. Hi-Shear filed suit to recover damages resulting from the defendant's misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings and specifications for certain aerospace components, conspiracy to steal and misappropriate said items, and interference with Hi-Shear's advantageous business relationships. Pending further resolution of the United Space Alliance lawsuit, activity in the action against Pacific Scientific has been informally abated.

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

During the course of Hi-Shear's appeals, the trial court has retained the jurisdiction to award attorney's fees and costs to the party in this litigation that "prevailed on its claims" at the trial level. The trial court decided in an order entered in December 2006, that although it was Hi-Shear that was awarded $57,781 in damages by the jury and the Alliance was awarded no damages on its counterclaims, that the defendant, the Alliance, was the "prevailing party" in the suit and judged that it was entitled to an amount of legal fees and costs. The trial court also held that the defendant, USBI, was entitled to its costs. Although the trial court originally determined that the appeals in this case be decided by the Appellate Court before it would determine any specific fees and costs amount to the party it determined was entitled to recover them, the trial court subsequently pronounced that it would decide the amount of fees and costs to be awarded before the appeals were completed. The court ruled that it would determine the amount of these fees and costs in hearings to be held in December 2007.

In September 2005, the defendant Alliance filed motions requesting a gross amount of approximately $3.4 million in legal fees and costs, and USBI has motioned costs in the gross amount of $48,000. The Company believes that these amounts contain fees and costs which are not subject to recovery from Hi-Shear. Court hearings will take place in December 2007 regarding the amounts of fees and costs which are claimed by the defendants.

Accordingly, the Company anticipates that in December 2007, the court will determine the amount of attorneys' fees and costs payable by the Company to the Space Alliance and costs payable to USBI. However, Hi-Shear's appeal is currently pending before the Florida Fifth District Court of Appeal raising significant appellate issues that challenge the legal basis relating to the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other issues at trial. The final outcome of the Company's appeal may have an effect on the award of attorneys' fees, but the Company does not anticipate that the appeal will be decided before December 2007. Therefore, the Company anticipates that it will seek to stay any order by the trial court awarding the Space Alliance attorneys' fees until the appeal is decided. Given the number and significance of the issues on appeal, the Company cannot predict the outcome of the appeal before the Appellate Court, and Hi-Shear is not able to estimate prior to the ruling on appeal the amount of related

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

attorney fees or costs for which it may be liable, if any. Accordingly, no accruals for potential amounts payable, which may relate to the pending appeal, have been made at this time. The award of an amount of attorney fees and costs against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position and results of operations.

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

On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, are granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors.

Stock options are valid for ten years and have various vesting schedules. Current options have 6 month, 3 year and 4 year vesting schedules. There were 2,000 options granted during fiscal year 2007.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including fair value, expected terms, expected volatility, expected dividends, risk-free interest rate and expected forfeiture rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, the computed fair value and resulting stock-based compensation expense could be different in the future. Furthermore, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock based compensation expense could be different from what we have recorded in the current period. The fair value of those options granted in 2007 was calculated by using the following weighted-average assumptions: dividend rate of 4.7%; price volatility of 81.55%; risk-free interest rate of 4.96%; and expected life of six years.

The Company does not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. The Company adopted the simplified method of estimating the expected term of a stock option, as permitted by SAB 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

The expected volatility is derived from historical volatility of the Company's common stock.

The dividend rate is based on the Company's historic dividend rate.

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the Company's stock options.

As the Company has no history of actual forfeitures, nor any indication of pending forfeitures, the pre-vesting forfeiture rate is estimated to be zero.

A summary of the status of the option plan and changes during fiscal years 2007 and 2006 is as follows:

                                                           2007                                       2006
                                          --------------------------------------  ------------------------------------------
                                                                   Weighted-                                     Weighted-
                                                                    Average                                       Average
                                                                    Exercise                                     Exercise
         Fixed Options                         Shares               Price               Shares                     Price
----------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year               71,500           $      4.32             151,916                $      3.81
     Granted                                    2,000                 10.94                   0                          0
     Exercised                                (10,500)                 5.67             (73,416)                      3.06
     Forfeited                                (10,166)                 5.95              (7,000)                      6.50
                                         ------------------                      ------------------

Outstanding at end of year                     52,834           $      4.20              71,500                $      4.32
                                         ==================                      ==================

Exercisable at end of year                     43,584           $      4.14              43,666                $      5.36


Available for grant at end of year            498,000                                        0
                                         ==================                      ==================

As a result of adopting SFAS 123(R), the Company recorded stock-based compensation of $16,000 during the year ended May 31, 2007. The Company elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

As of May 31, 2007, total unrecognized compensation costs related to stock options of $15,146 is expected to be recognized over a weighted-average period of 1.7 years.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

Information relating to stock options at May 31, 2007 summarized by exercised price is as follows:

                               Options Outstanding                                    Options Exercisable
---------------------------------------------------------------------------   --------------------------------------
                                   Weighted-
                                    Average        Weighted-                              Weighted-
                                   Remaining        Average       Aggreg.                   Average      Aggreg.
     Range of         Number      Contractual       Exercise     Intrinsic     Number      Exercise     Intrinsic
  Exercise Price    Outstanding      Life            Price         Value      Exercise       Price        Value
----------------   ------------  --------------   ------------   ----------   ----------  ------------  ------------

$2.05 to $4.99          36,334     5.3 years      $    2.52      $  91,888      29,084    $    2.49     $    66,704
$5.00 to $6.99           3,500     2.0 years           5.38          9,415       3,500         5.38           9,415
$7.00 to $8.50          11,000     0.75 years          8.13         44,690      11,000         8.13          44,690
$8.51 to $12.00          2,000    10.00 years         10.94         11,012           0         0                  0
                   ------------                                  ----------                             ------------

                        52,834                    $    4.20      $ 157,005      43,584    $    4.14     $   120,809
                   ============                                  ==========                             ============

Information related to non-vested stock options at May 31, 2007 is as follows:

                                                              Weighted Average
                                            Number of           Grant Date
                                             Shares         Fair Value Per Share
                                        ----------------------------------------

Non-Vested Options at May 31, 2006           17,542           $      1.15
Granted                                       2,000                  5.51
Vested                                       13,917                  1.15
Forfeited                                         0                     0
                                        ------------------    ------------------
Non-Vested Options at May 31, 2007            5,625           $      2.69
                                        ==================    ==================

NOTE 15.  RELATED PARTIES

A director of the Company performs consulting services for the Company under a two-year contract that expires February 28, 2009. The Company incurred $230,000 and $194,000 of consulting fees for the years ended May 31, 2007 and 2006, respectively.

NOTE 16. 401(K) RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company's Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2007 and 2006.