Form 10KSB/A
period 2007-05-31
HI SHEAR TECHNOLOGY CORP
filed 2007-08-24
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (X)

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

Transitional Small Business Disclosure Format    YES ( ) NO ( X )

Explanatory Note

     The Company is filing this Amendment to Form 10-KSB to correct the third paragraph of the Backlog section contained in Item 1. Business (found on page 3 of the original filing). The correction covers the unrecognized revenue and unbilled amounts for fiscal year ended 2007.


Item 1.  Business

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

     As of May 31, 2007, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $18.6 million and $26.6 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $12.9 million and $19.6 million, respectively. As of July 31, 2007, the Company's backlog of unrecognized revenue and unbilled amounts on open customer's orders was $21.3 million and $27.8 million, respectively. The increase in unbilled backlog is the result of large increases in new contract awards.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HI-SHEAR TECHNOLOGY CORPORATION


Date: August 24, 2007              By: /s/ George W. Trahan
                                       -----------------------------------------
                                       President, Chief Executive Officer
                                       and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2007              By: /s/ George W. Trahan
                                       -----------------------------------------
                                       President, Chief Executive Officer
                                       and Chairman


                                   By: /s/ Thomas R. Mooney
                                       -----------------------------------------
                                       Director, Co-chairman of the Board


                                   By: /s/ Jan L. Hauhe
                                       -----------------------------------------
                                       Director of Finance and Information
                                       Systems


                                   By: /s/ Jack Bunis
                                       -----------------------------------------
                                       Director