Form 10QSB
period 2007-08-31
HI SHEAR TECHNOLOGY CORP
filed 2007-10-09
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2007
                               ---------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,808,957 of Common Stock, $.001 par value as of October 5, 2007.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     Balance Sheets ...........................................................1
          August 31, 2007 (unaudited) and May 31, 2007

     Statements of Operations .................................................2
          Three-months ended August 31, 2007 (unaudited) and August 31, 2006 (unaudited)

     Statements of Cash Flows..................................................3
          Three-months ended August 31, 2007 (unaudited) and August 31, 2006 (unaudited)

     Notes to Financial Statements (unaudited) ................................4

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ..................9
          CONDITION AND RESULTS OF OPERATIONS

  ITEM 3 - CONTROLS AND PROCEDURES............................................14

PART II - OTHER INFORMATION

  ITEM 5 - BOARD OF DIRECTORS APPROVAL FOR CASH DIVIDEND PAYMENT .............14

  ITEM 6 - EXHIBITS ..........................................................14

  SIGNATURES .................................................................15


PART I  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                             AUGUST 31,      MAY 31,
                                                               2007           2007
                                                            (UNAUDITED)
                                                            -----------    -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                                 $ 2,208,000    $   997,000
  Accounts receivable, net (Note 2)                          13,710,000     13,025,000
  Inventories, net                                            1,986,000      1,569,000
  Deferred income taxes                                         894,000        976,000
  Prepaid expenses and other current assets                     290,000        142,000
                                                            -----------    -----------
                     TOTAL CURRENT ASSETS                   $19,088,000    $16,709,000

Land                                                            846,000        846,000
Equipment, net                                                2,177,000      2,141,000
                                                            -----------    -----------
                     TOTAL ASSETS                           $22,111,000    $19,696,000
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Bank line of credit/note payable (Note 3)                 $   295,000    $         0
  Trade accounts payable                                        951,000        793,000
  Accrued liabilities (Note 4)                                2,823,000      2,253,000
  Deferred revenue (Note 5)                                     413,000        206,000
  Current portion of obligations under capital leases            40,000         40,000
                                                            -----------    -----------
                     TOTAL CURRENT LIABILITIES              $ 4,522,000    $ 3,292,000

Deferred income taxes                                           277,000        288,000
Obligation under capital leases (less current portion)           63,000         73,000
                                                            -----------    -----------
                     TOTAL LIABILITIES                      $ 4,862,000    $ 3,653,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
    authorized; no shares issued                                      0              0
  Common stock, $.001 par value - 25,000,000 shares
    authorized; 6,805,457 and 6,784,957 shares issued
    and outstanding at August 31, 2007 and May 31, 2007,
    respectively                                                  7,000          7,000
  Additional paid-in capital                                  7,644,000      7,567,000
  Retained earnings                                           9,598,000      8,469,000
                                                            -----------    -----------
                     TOTAL STOCKHOLDERS' EQUITY             $17,249,000    $16,043,000
                                                            -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,111,000    $19,696,000
                                                            ===========    ===========

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         THREE-MONTH PERIOD ENDED
                                                                AUGUST 31,
                                                           2007          2006
                                                        ----------    ----------

REVENUES                                                $5,659,000    $4,234,000

Cost of Revenues                                         2,837,000     2,382,000
                                                        ----------    ----------

GROSS MARGIN                                             2,822,000     1,852,000

Selling, General and Administrative Expenses               958,000       841,000
                                                        ----------    ----------

OPERATING INCOME                                         1,864,000     1,011,000

Interest Income, Net                                        12,000             0
                                                        ----------    ----------

INCOME BEFORE INCOME TAX EXPENSE                         1,876,000     1,011,000

Income Tax Expense                                         746,000       404,000
                                                        ----------    ----------

NET INCOME                                              $1,130,000    $  607,000
                                                        ==========    ==========


Basic Earnings per Common Share                         $     0.17    $     0.09
                                                        ----------    ----------
Basic Earnings per Common Share Assuming Dilution       $     0.17    $     0.09
                                                        ----------    ----------

Weighted Number of Common Shares Outstanding:
   Basic                                                 6,790,000     6,774,000
                                                        ----------    ----------
   Diluted                                               6,806,000     6,821,000
                                                        ----------    ----------

See Notes to Financial Statements.




HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                               THREE-MONTH PERIOD ENDED
                                                                      AUGUST 31,
                                                                2007             2006
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $ 1,130,000     $   607,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                             122,000         113,000
       Provision for inventory reserves                           15,000           5,000
       Deferred income taxes, net                                 71,000        (101,000)
       Stock based compensation                                    2,000           6,000
    Changes in assets and liabilities:
      Accounts receivable                                       (685,000)        156,000
      Inventories                                               (432,000)       (274,000)
      Prepaid expenses and other assets                         (149,000)       (107,000)
      Trade accounts payable                                     157,000        (121,000)
      Accrued liabilities                                        571,000         464,000
      Deferred revenue                                           207,000        (151,000)
                                                             -----------     -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES         1,009,000         597,000
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                         (158,000)        (94,000)
                                                             -----------     -----------
               NET CASH USED IN INVESTING ACTIVITIES            (158,000)        (94,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from equipment line of credit                         295,000               0
  Proceeds from stock options exercised                           75,000               0
  Payment of stock dividends                                           0               0
  Payment on capital lease obligations                           (10,000)        (10,000)
                                                             -----------     -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        360,000         (10,000)
                                                             -----------     -----------

                       NET INCREASE IN CASH                    1,211,000         493,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   997,000       1,508,000
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 2,208,000     $ 2,001,000
                                                             ===========     ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                         3,000           2,000
    Cash paid for taxes                                          265,000         270,000

    Non-cash investing and financing activities
      Stock based compensation                                     2,000           6,000

See Notes to Financial Statements.


                                       3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

   1.  BASIS OF PRESENTATION

       Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007. The unaudited Financial Statements included in this Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted. Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. In management's opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period ended August 31, 2007. These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

       In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended August 31, 2007. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. According, no adjustments have been made to the accompanying financial statements.

   2.  ACCOUNTS RECEIVABLE

       Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short and long term contracts. Billed and unbilled receivables at August 31, 2007 were $6,406,000 and $7,286,000, respectively, compared to billed and unbilled receivables at May 31, 2007 of $4,936,000 and $8,071,000 respectively.

       The billed accounts receivable balances at both dates includes $58,000 for damages awarded to Hi-Shear by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 8).

       The unbilled accounts receivable balances at both August 31, 2007 and May 31, 2007 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $18,000 damages awarded the Company by the United States Court of Federal Claims. The Company is currently appealing the court's decision regarding reimbursement of its legal fees.

       Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

   3.  BANK LINE OF CREDIT AND NOTES PAYABLE

       The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets. At both August 31, 2007 and May 31, 2007, the Company did not have any bank debt related to the revolving line of credit. The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2008. Outstanding balances under the line of credit bear interest based on prime less .25% (8.00% at August 31, 2007) or at the Company's option LIBOR plus 2% (7.245% at August 31, 2007).

       The Company also has available a $1,000,000 equipment line of credit maturing January 18, 2008, and bearing interest under the same terms as the revolving line of credit. As of August 31, 2007, the balance on this instrument was $295,000.

       The business loan agreement contains various financial covenants that have been modified during the current fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. The Company is in compliance with all bank covenants as of August 31, 2007.

   4.  ACCRUED LIABILITIES

       As of August 31, 2007 and May 31, 2007, accrued liabilities consisted of the following:

                                                       August 31,       May 31,
                                                          2007            2007
                                                       ----------     ----------

Accrued vacation                                       $1,053,000     $1,022,000
Accrued salaries, wages and bonus                         803,000        676,000
Deferred compensation                                     113,000        114,000
Accrued commissions                                        16,000         25,000
Accrued facilities rent                                    88,000         78,000
Accrued professional fees                                  78,000         52,000
Accrued income taxes                                      657,000        251,000
Miscellaneous                                              15,000         35,000
                                                       ----------     ----------

                    Total accrued liabilities          $2,823,000     $2,253,000
                                                       ==========     ==========


   5.  DEFERRED REVENUE

       Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2007 was $413,000, compared to deferred revenue at May 31, 2007 of $206,000.

   6.  STOCK-BASED COMPENSATION:

       Since June 01, 2006, the Company accounts for stock-based employee and non employee transactions under the requirements of SFAS No. 123R "Share Based Payments" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company adopted this statement using a modified prospective application. Prior to June 01, 2006, the Company accounted for stock-based compensation based on the intrinsic value of options at the grant date.

       The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $2,000 is included in selling, general and administrative expense for the period ended August 31, 2007.

   7.  EARNINGS PER SHARE:

       Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three months ended August 31, 2007 and August 31, 2006 did not change the earnings per share for either of those periods. Earnings per share for the three month periods ended August 31, 2007 and August 31, 2006 for comparative purposes are provided below.

       The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                            THREE-MONTH PERIOD ENDED
                                                                   AUGUST 31,
                                                               2007          2006
                                                            ----------    ----------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator: earnings available for common Stockholders    $1,130,000    $  607,000

   Denominator: weighted average shares - basic              6,790,000     6,774,000

   Earnings per common share - basic                        $     0.17    $     0.09

EARNINGS PER COMMON SHARE - DILUTED:
   Numerator: earnings available for common Stockholder     $1,130,000    $  607,000

   Denominator: weighted average shares - diluted            6,806,000     6,821,000

   Earnings per common share - diluted                      $     0.17    $     0.09

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:
   Weighted Average Number of Common Shares Outstanding
     During the Period                                       6,790,000     6,774,000

   Effect of Dilutive Securities Options                        16,000        47,000
                                                            ----------    ----------

   Weighted Number of Common Shares and Dilutive
     Potential Common Stock used in Diluted EPS              6,806,000     6,821,000
                                                            ==========    ==========

   Antidilutive shares not included in above calculation
    because the option price is less than the weighted
    average 3-month price:
     Stock options outstanding                                   4,000             0
                                                            ==========    ==========

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

       The Company has also filed a Notice of Appeal to the Florida Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment involving the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial. On September 5, 2007, Hi-Shear filed it's appellant reply brief related to this appeal. A court date has not yet been set.

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

   9.  SUBSEQUENT EVENTS

       On September 21, 2007, the Company's Board of Directors approved a cash dividend of $0.35 per share to shareholders of record as of the close of business October 5, 2007. The dividend will be paid on October 8, 2007, and is estimated at $2,383,000 for the 6,808,957 outstanding shares. The ex-dividend date is October 3, 2007.

       Subsequent to quarter end, the Board of Directors voted to award stock grants to its Directors totaling 9,750 shares annually.


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

         THREE MONTHS ENDED AUGUST 31, 2007 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2006

         Revenues recognized during the first quarter ended August 31, 2007 were $5,659,000, which are an increase of $1,425,000 from the revenue recognized during the same quarter last year. Consistent with the growth of the Company's portfolio of orders, revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of new and existing customer orders. There were twenty-seven (27) new contracts awarded during the first quarter totaling $6,942,000 in new orders; there were nine (9) changes to existing contracts totaling $257,000 in additional contract value. Orders issued to the Company were dispersed between major customers including Lockheed Martin, Boeing, the Jet Propulsion Laboratory, Orbital Sciences Corporation, the United States Air Force, Navy and Army, the National Aeronautics & Space Administration and others. Specific contract growth within the current quarter included additions for testing and additional quantities. Efficiencies in precision machining processes resulted in a faster product cycle time that resulted in more products flowing through the manufacturing and test processes to delivery. Unlike the observation noted in the August 31, 2006 quarterly report that efforts were expended toward the production of work in process inventory not yet allocated to products sold under customer orders, the majority of the efforts expended during the period ended August 31, 2007 were focused on customer orders.

         Cost of revenues for the quarter ended August 31, 2007 was $2,837,000, or 50% of revenues, compared to $2,382,000, or 56% of revenues, for the same quarter last year. The increase in cost of revenues by $455,000 corresponds to the increase in revenues between the same two quarters, as noted above. While cost of revenue dollars increased, the percentage cost of revenue decreased. This decrease is attributable to a focus on higher margin work, improvements in manufacturing procedures and utilization of recently expanded in-house machining, production and testing equipment.

         Gross margin for the quarter ended August 31, 2007 increased $970,000 to $2,822,000, and 50% of revenues, from $1,852,000, and 44% of revenues, reported for the same quarter last year. The increase in total gross margin occurred as a result of the factors noted above.

         Selling, general and administrative expenses increased by $117,000 from $841,000 during the quarter ended August 31, 2006 to $958,000 during the quarter ended August 31, 2007. While selling, general and administrative expenses increased by dollars, it decreased as a percentage of gross margin consistent with cost cutting measures for fixed administrative costs.

         The Company realized operating income of $1,864,000, or 33% of revenues, for the quarter ended August 31, 2007, compared to operating income of $1,011,000, or 24% of revenues, for the same quarter last year. The $853,000 and 84% increase is the result of increases in revenue and decreases in cost of revenues described above.

         Income tax expense for the first quarter ended August 31, 2007 was $746,000 and 40% of pre- tax income, compared to $404,000 and 40% of pre-tax income for the first quarter ended August 31, 2006. The $342,000 increase in income tax expense wholly corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended August 31, 2007. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. According, no adjustments have been made to the accompanying financial statements.

         Net income for the quarter ended August 31, 2007 was $1,130,000, or $0.17 per share, compared to net income of $607,000, or $0.09 per share, for the quarter ended August 31, 2006. Additional revenue at increased margins accounted for the growth in net income.

         In recognition of the Company's strong operational results, a dividend in the amount of $0.35 per share was declared payable to shareholders of record as of the close of business October 5, 2007.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $13,710,000 and $13,025,000 at August 31, 2007 and May 31, 2007, respectively. The billed component of the total accounts receivable balance at August 31, 2007 was $6,406,000 compared to $4,936,000 at May 31, 2007. The total accounts receivable balances at both August 31, 2007 and May 31, 2007 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both August 31, 2007 and May 31, 2007 were not reduced for reserves on doubtful accounts due to the Company's past experience on collecting monies due. Billed accounts receivable increased $1,470,000 from the balance as of May 31, 2007. In addition to other billing and payments, the Company billed a long-term Navy contract for $1,500,000 that, as of May 31, 2007, was included as part of the unbilled receivable balance. Unbilled accounts receivable decreased $785,000; the decrease is due to the billing event previously noted offset by work completed on programs whose billing events have not yet been achieved.

         Unbilled receivables represent revenues recognized from short and long term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2007 were $7,286,000 compared to $8,071,000 at May 31, 2007.

         The total accounts receivable balance is 72% of current assets and 62% of total assets. Other than the lawsuit regarding unpaid balances with United Space Alliance, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

         At both August 31, 2007 and May 31, 2007, an accounts receivable claims balance, which relates to outstanding amounts due for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $18,000 damages awarded the Company by the United States Court of Federal Claims. The Company is currently appealing the court's decision regarding legal fees.

         Inventories, net of reserves, increased from $1,569,000 at May 31, 2007 to $1,986,000 at August 31, 2007. The $417,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on anticipated customer contracts being more than the cumulative cost of items added to inventory during the quarter ended May 31, 2007. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, increased by $15,000 at August 31, 2007 from the balance at May 31, 2007.

         Trade accounts payable increased from $793,000 at May 31, 2007 to $951,000 at August 31, 2007. There are no disputed amounts included in accounts payable at August 31, 2007.

         Accrued liabilities increased by $570,000 due mostly to the increase in accrued income taxes. The accrued income taxes balance at August 31, 2007 includes the estimate of the first quarter taxes due; the balance at May 31, 2007 included only the estimated remaining payment of taxes due for fiscal year 2007 (in addition to the quarterly payment previously made). Accrued salaries, wages and bonus also increased due to the addition of the first quarter accrual of estimated bonuses for fiscal year 2008.

         At both August 31, 2007 and May 31, 2007 the Company did not have any bank debt on its revolving line of credit. The Company used the proceeds from its equipment line of credit to invest in precision machines to increase efficiencies. At August 31, 2007, the Company did have an outstanding balance on its equipment line of credit of $295,000; it did not have a balance at May 31, 2007.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the quarter ended August 31, 2007 was $1,009,000, compared to net cash of $597,000 that was provided by operating activities during the same quarter last year. The $412,000 increase in net operating cash flows between the two quarters is primarily the result of an increase to net income and increased collections from billed accounts receivable during the quarter ended August 31, 2007 compared to the same quarter last year.

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

         The business loan agreement contains various financial covenants that have been modified during the current fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividends to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. The Company is in compliance with all covenants as of August 31, 2007.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at August 31, 2007 did not exist, and therefore reported "cash and cash equivalents" at that date was $2,208,000.

         Effective June 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

         The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the three months ended August 31, 2007 was reduced by $2,000. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the first quarter of fiscal 2007.

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

         On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. There were 2,000 options granted during the quarter ended August 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 5 - BOARD OF DIRECTORS APPROVAL FOR A CASH DIVIDEND PAYMENT

         On September 21, 2007, the Company's Board of Directors approved a cash dividend of $0.35 per share to shareholders of record as of the close of business October 5, 2007. The dividend will be paid on October 8, 2007, and is estimated at $2,383,000 for the 6,808,957 outstanding shares. The ex-dividend date is October 3, 2007.

ITEM 6 - EXHIBITS

         Exhibits:    Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications.
                      Exhibits 32 Section 1350 Certifications.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HI-SHEAR TECHNOLOGY CORPORATION



Date: OCTOBER 8, 2007            by: /S/ GEORGE W. TRAHAN
      ---------------                -------------------------------------------
                                     George W. Trahan
                                     President, CEO and Chairman



Date: OCTOBER 8, 2007            by: /S/ JAN L. HAUHE
      ---------------                -------------------------------------------
                                     Jan L. Hauhe
                                     Director of Finance and Information Systems