Form 10QSB
period 2007-11-30
HI SHEAR TECHNOLOGY CORP
filed 2008-01-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007
                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number    001-12810
                          ----------


                         Hi-Shear Technology Corporation
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    22-2535743
    ---------------------------------             -------------------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                Identification No.)

                  24225 Garnier Street, Torrance, CA 90505-5355
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number) (310) 784-2100
                                               ---------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,814,041 of Common Stock, $.001 par value as of November 30, 2007.

Transitional Small Business Disclosure Format (Check one):     [ ] Yes   [X] No


                                     HI-SHEAR TECHNOLOGY CORPORATION

                                                  INDEX



                                                                                                 PAGE NO.

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ...............................................................................1
                  November 30, 2007 (unaudited) and May 31, 2007

         Statements of Operations .....................................................................2
                  Six-months and three-months ended November 30, 2007 (unaudited)
                  and November 30, 2006 (unaudited)

         Statements of Cash Flows......................................................................3
                  Six-months ended November 30, 2007 (unaudited)
                  and November 30, 2006 (unaudited)

         Notes to Financial Statements (unaudited) ....................................................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL .......................................10
              CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES..................................................................16

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................16

     ITEM 5 - OTHER INFORMATION........................................................................16

     ITEM 6 - EXHIBITS.................................................................................17

     SIGNATURES .......................................................................................17

PART I  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

                                                              NOVEMBER 30,        MAY 31,
                                                                  2007              2007
                                                              (UNAUDITED)
                                                              -----------        -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                                   $ 1,584,000        $   997,000
  Accounts receivable, net (Note 2)                            12,593,000         13,025,000
  Inventories, net                                              1,890,000          1,569,000
  Deferred income taxes                                         1,079,000            976,000
  Prepaid expenses and other current assets                       267,000            142,000
                                                              -----------        -----------
                     TOTAL CURRENT ASSETS                     $17,413,000        $16,709,000

Land                                                              846,000            846,000
Equipment, net                                                  2,123,000          2,141,000
                                                              -----------        -----------
                         TOTAL ASSETS                         $20,382,000        $19,696,000
                                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Bank line of credit/note payable (Note 3)                   $   295,000        $         0
  Trade accounts payable                                          602,000            793,000
  Accrued liabilities (Note 4)                                  2,629,000          2,253,000
  Deferred revenue (Note 5)                                       262,000            206,000
  Current portion of obligations under capital leases              40,000             40,000
                                                              -----------        -----------
                   TOTAL CURRENT LIABILITIES                  $ 3,828,000        $ 3,292,000

Deferred income taxes                                             261,000            288,000
Obligation under capital leases (less current portion)             53,000             73,000
                                                              -----------        -----------
                       TOTAL LIABILITIES                      $ 4,142,000        $ 3,653,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
    authorized;  no shares issued                                       0                  0
  Common stock, $.001 par value - 25,000,000 shares
    authorized; 6,814,041 and 6,784,957 shares issued
    and outstanding at November 30, 2007 and
    May 31, 2007, respectively                                      7,000              7,000
  Additional paid-in capital                                    7,692,000          7,567,000
  Retained earnings                                             8,541,000          8,469,000
                                                              -----------        -----------
                  TOTAL STOCKHOLDERS' EQUITY                  $16,240,000        $16,043,000

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .        $20,382,000        $19,696,000
                                                              ===========        ===========

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                             SIX-MONTH PERIOD ENDED                THREE-MONTH PERIOD ENDED
                                                                   NOVEMBER 30,                         NOVEMBER 30,
                                                            2007                2006              2007               2006
                                                         -----------        -----------        -----------        -----------
REVENUES                                                 $12,228,000        $ 9,192,000        $ 6,568,000        $ 4,958,000

Cost of Revenues                                           6,371,000          5,042,000          3,533,000          2,660,000
                                                         -----------        -----------        -----------        -----------

GROSS MARGIN                                               5,857,000          4,150,000          3,035,000          2,298,000

Selling, General and Administrative Expenses               1,847,000          1,633,000            889,000            792,000
                                                         -----------        -----------        -----------        -----------

OPERATING INCOME                                           4,010,000          2,517,000          2,146,000          1,506,000

Interest Income, Net                                          21,000                  0              9,000                  0
                                                         -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX EXPENSE                           4,031,000          2,517,000          2,155,000          1,506,000

Income Tax Expense                                         1,574,000          1,005,000            829,000            601,000
                                                         -----------        -----------        -----------        -----------

NET INCOME                                               $ 2,457,000        $ 1,512,000        $ 1,326,000        $   905,000
                                                         ===========        ===========        ===========        ===========


Basic Earnings per Common Share                          $      0.36        $      0.22        $      0.19        $      0.13
                                                         -----------        -----------        -----------        -----------
Basic Earnings per Common Share Assuming Dilution        $      0.36        $      0.22        $      0.19        $      0.13
                                                         -----------        -----------        -----------        -----------

Weighted Number of Common Shares Outstanding:
   Basic                                                   6,801,000          6,774,000          6,813,000          6,774,000
                                                         -----------        -----------        -----------        -----------
   Diluted                                                 6,813,000          6,816,000          6,826,000          6,807,000
                                                         -----------        -----------        -----------        -----------

  See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX-MONTH PERIOD ENDED
                                                                         NOVEMBER 30,
                                                                 2007                 2006
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income                                                 $ 2,457,000         $ 1,512,000
  Adjustments to reconcile net  income to net cash
     provided by operating activities:
       Depreciation and amortization                              243,000             226,000
       Provision for inventory reserves                            15,000              46,000
       Deferred income taxes, net                                (130,000)           (165,000)
       Stock based compensation                                     7,000              12,000
    Changes in assets and liabilities:
      Accounts receivable                                         432,000            (523,000)
      Inventories                                                (336,000)           (535,000)
      Prepaid expenses and other assets                          (125,000)           (514,000)
      Trade accounts payable                                     (191,000)           (124,000)
      Accrued liabilities                                         376,000             983,000
      Deferred revenue                                             56,000              24,000
                                                              -----------         -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES          2,804,000             942,000
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (226,000)           (134,000)
                                                              -----------         -----------
               NET CASH USED IN INVESTING ACTIVITIES             (226,000)           (134,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from equipment line of credit                          295,000                   0
  Proceeds from stock options exercised                           117,000                   0
  Payment of stock dividends                                   (2,383,000)                  0
  Payment on capital lease obligations                            (20,000)            (20,000)
                                                              -----------         -----------
               NET CASH USED IN FINANCING ACTIVITIES           (1,991,000)            (20,000)
                                                              -----------         -----------

                       NET INCREASE IN CASH                       587,000             788,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    997,000           1,508,000
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,584,000         $ 2,296,000
                                                              ===========         ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                         11,000               5,000
    Cash paid for taxes                                         1,825,000           1,092,000

    Non-cash investing and financing activities
      Stock based compensation                                      7,000              12,000

See Notes to Financial Statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007. The unaudited Financial Statements included in this Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted. Operating results for the three-month or six month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. In management's opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period ended November 30, 2007. These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended November 30, 2007. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled receivables at November 30, 2007 were $3,713,000 and $8,862,000, respectively, compared to billed and unbilled receivables at May 31, 2007 of $4,936,000 and $8,071,000, respectively.

         The billed accounts receivable balances at both dates includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 8).

         The claims receivable balances at both November 30, 2007 and May 31, 2007 also include $18,000 for two claims on two related contracts terminated by the U.S. Army for "convenience". The balance represents the $18,000 damages awarded the

         Company by the United States Court of Federal Claims. The Company was notified in early November, 2007 by the Department of the Treasury that all pertinent criteria required by law for the Government to pay the claim had been satisfied. In December 2007, a total payout of $30,000 which represented full payment of this receivable plus interest was received. The Company appealed the court's decision regarding reimbursement of its legal fees but that appeal was denied without opinion. This case has been closed.

         Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

3.       BANK LINE OF CREDIT AND NOTES PAYABLE

         The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets. At both November 30, 2007 and May 31, 2007, the Company did not have any bank debt related to the revolving line of credit. The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2008. Outstanding balances under the line of credit bear interest based on prime less .25% (7.25% at November 30, 2007) or at the Company's option LIBOR plus 2% (6.86% at November 30, 2007).

         The Company also has available a $1,000,000 equipment line of credit maturing January 18, 2008, and bearing interest under the same terms as the revolving line of credit. As of November 30, 2007, the balance on this instrument was $295,000; there was no outstanding balance as of May 31, 2007.

         The business loan agreement contains various financial covenants that have been modified during the current fiscal year; the Company is in compliance with all bank covenants as of November 30, 2007.

4.       ACCRUED LIABILITIES

         As of November 30, 2007 and May 31, 2007, accrued liabilities consisted of the following:

                                               November 30, 2007   May 31, 2007
                                                  ----------        ----------

Accrued vacation                                  $1,126,000        $1,022,000
Accrued salaries, wages and bonus                  1,068,000           676,000
Deferred compensation                                112,000           114,000
Accrued commissions                                   46,000            25,000
Accrued facilities rent                               48,000            78,000
Accrued professional fees                             90,000            52,000
Accrued income taxes                                 123,000           251,000
Miscellaneous                                         16,000            35,000
                                                  ----------        ----------


                 Total accrued liabilities        $2,629,000        $2,253,000
                                                  ==========        ==========

5.       DEFERRED REVENUE

         Deferred revenue is composed of amounts billed to customers in excess of revenues earned and costs incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to "earned revenue" on the statements of operations. Deferred revenue at November 30, 2007 was $262,000, compared to deferred revenue at May 31, 2007 of $206,000.

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

         The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $7,000 is included in selling, general and administrative expense for the period ended November 30, 2007.

7.       EARNINGS PER SHARE:

         Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and six months ended November 30, 2007 and November 30, 2006 did not change the earnings per share for any of those periods.

         The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:



                                                                      SIX-MONTH PERIOD ENDED              THREE-MONTH PERIOD ENDED
                                                                             NOVEMBER 30,                      NOVEMBER 30,
                                                                        2007             2006          2007                2006
                                                                    ----------        ----------     ----------        ----------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common
    Stockholders                                                    $2,457,000        $1,512,000     $1,326,000        $  905,000

   Denominator:  weighted average shares - basic                     6,801,000         6,774,000      6,813,000         6,774,000

   Earnings per common share - basic                                $     0.36        $     0.22     $     0.19        $     0.13

EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common
    Stockholder                                                     $2,457,000        $1,512,000     $1,326,000        $  905,000

   Denominator:  weighted average shares - diluted                   6,813,000         6,816,000      6,826,000         6,807,000

   Earnings per common share - diluted                              $     0.36        $     0.22     $     0.19        $     0.13

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE -
DILUTED:
   Weighted Average Number of Common Shares
     Outstanding During the Period                                   6,801,000         6,774,000      6,813,000         6,774,000

   Effect of Dilutive Securities Options                                12,000            42,000         13,000            33,000
                                                                    ----------        ----------     ----------        ----------

   Weighted Number of Common Shares and
     Dilutive Potential Common Stock used in
     Diluted EPS                                                     6,813,000         6,816,000      6,826,000         6,807,000
                                                                    ==========        ==========     ==========        ==========

   Antidilutive shares not included in above calculation because the option price is less than
   the weighted average 3-month price:
     Stock options outstanding                                               0                 0              0                 0
                                                                    ==========        ==========     ==========        ==========

8.       COMMITMENTS AND CONTINGENCIES

         Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and its predecessor USBI Company, a Delaware Corporation ("USBI"), in November 2000, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida, to recover damages which included numerous contract invoices totaling $1,319,000 for specially manufactured aerospace components and an unbilled amount for work performed of $384,000. Compensatory damages were also sought alleging that Alliance fraudulently induced Hi-Shear to enter into contracts that the defendant had no intention of performing, and subsequently repudiated. Further damages were sought for defendants' misappropriation of Hi-Shear's confidential, proprietary and/or trade secret protected designs, drawings, and specifications for other aerospace components.

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

         In October 2005 Hi-Shear filed a notice of appeal to the Florida Fifth District Court of Appeal seeking review of the adverse judgment entered in favor of USBI regarding the trial court's rejection of Hi-Shear's claims for recovery of damages from USBI for the misappropriation of certain of Hi-Shear's trade secrets and technical data. In February 2007, after hearing oral arguments, the Appellate Court upheld the lower court's ruling. The Company is considering its alternative legal courses of action regarding the issues of this appeal.

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

         The Company has also filed a Notice of Appeal to the Florida Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment involving the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial. On September 5, 2007, Hi-Shear filed its appellant reply brief related to this appeal. A court date for oral argument has not yet been set.

         During the course of Hi-Shear's appeals, the trial court has retained the jurisdiction to award attorney's fees and costs to the party in this litigation that "prevailed on its claims" at the trial level. The trial court decided in an order entered in December 2006, that although it was Hi-Shear that was awarded $57,781 in damages by the jury and the Alliance was awarded no damages on its counterclaims, that the defendant, the Alliance, was the "prevailing party" in the suit and judged that it was entitled to an amount of legal fees and costs. The trial court also held that the defendant, USBI, was entitled to its costs. Although the trial court originally determined that the appeals in this case be decided by the Appellate Court before it would determine any specific fees and costs amount to the party it determined was entitled to recover them, the trial court subsequently pronounced that it would decide the amount of fees and costs to be awarded before the appeals were completed. Upon further consideration, the court has ruled that it would determine the amount of these fees and costs in hearings to be held in March 2008, However, if the Fifth District Court of Appeal schedules oral argument in the pending appeal to occur before the hearing date of March 2008, the hearing on the amount of legal fees will be continued until after the appeal is resolved.

         In September 2005, the defendant Alliance filed motions requesting a gross amount of approximately $3.4 million in legal fees and costs, and USBI has motioned costs in the gross amount of $48,000. The Company believes that these amounts contain fees and costs which are not subject to recovery from Hi-Shear. Accordingly, the Company anticipates that sometime during calendar year 2008, the court will determine the amount of attorneys' fees and costs payable by the Company to the Space Alliance and costs payable to USBI. However, Hi-Shear's appeal is currently pending before the Florida Fifth District Court of Appeal raising significant appellate issues that challenge the legal basis relating to the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other issues at trial. The final outcome of the Company's appeal may have an effect on the award of attorneys' fees, but the Company is not able to determine when the appeal will be decided. Given the number and significance of the issues on appeal, the Company cannot predict the outcome of the appeal before the Appellate Court, and Hi-Shear is not able to estimate prior to the ruling on appeal the amount of related attorney fees or costs for which it may be liable, if any. Accordingly, no accruals for potential amounts payable for legal fees, which may relate to the pending appeal, have been made at this time. The award of an amount of attorney fees and costs against Hi-Shear could have a material adverse impact on the Company's financial position and results of operations.

         In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on the results of operations

9.       DIVIDENDS PAID

         On September 21, 2007, the Company's Board of Directors approved a cash dividend of $0.35 per share to shareholders of record as of the close of business October 5, 2007. The dividend was paid on October 8, 2007, and equaled $2,383,000 for the 6,808,957 outstanding shares. The ex-dividend date was October 3, 2007.

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

         THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2006

         Revenues recognized during the second quarter ended November 30, 2007 were $6,568,000, which is $1,610,000 and 33% more than the revenues of $4,958,000 recognized during the same quarter last year. Consistent with the growth of the Company's portfolio of orders, revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of satellite and defense orders. Increased production activity during the quarter included both national missile defense products and satellite programs. Growth within the current quarter included additions to existing contracts for testing and additional product quantities. Efficiencies in precision machining processes resulted in a faster product cycle time that resulted in more products flowing through the manufacturing and test processes to delivery.

         Cost of revenues for the quarter ended November 30, 2007 increased $873,000 or 33% to $3,533,000, or 54% of revenues, compared to $2,660,000, or 54% of revenues, for the same quarter last year. The increase in cost of revenues corresponds to the increase in revenues between the same two quarters, as noted above.

         Gross margin for the quarter ended November 30, 2007 increased $737,000 or 32% to $3,035,000, or 46% of revenues, from $2,298,000, or 46% of revenues, reported for the same quarter last year. The increase in total gross margin amount was primarily a result of the increase to revenues noted above.

         Selling, general and administrative expenses increased by $97,000 and 12% from $792,000 during the quarter ended November 30, 2006 to $889,000 during the quarter ended November 30, 2007. While selling, general and administrative expenses increased by dollars, it decreased as a percentage of gross margin consistent with cost cutting measures for fixed administrative costs. General and administrative expenses as a percentage of gross margin were 29% for the three month period ended November 30, 2007 compared to 34% for three month period ended November 30, 2006.

         The Company realized operating income of $2,155,000, or 33% of revenues, for the quarter ended November 30, 2007, compared to operating income of $1,506,000, or 30% of revenues, for the same quarter last year. The $649,000 and 43% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expense percentage, as noted above.

         Income tax expense for the second quarter ended November 30, 2007 was $829,000 and 39% of operating income, compared to $601,000 and 40% of operating income for the second quarter ended November 30, 2006. The $228,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended November 30, 2007. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

         Net income for the quarter ended November 30, 2007 was $1,326,000, or $0.19 per share, compared to net income of $905,000, or $0.13 per share, for the quarter ended November 30, 2006. Increased revenues and continued strong margins accounted for the stated performance.


         SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 2006

         Revenues recognized during the six months ended November 30, 2007 were $12,228,000, which is $3,036,000 and 33% more than the revenues of $9,192,000 recognized during the same six-month period last year. Consistent with the growth of the Company's portfolio of orders, revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of satellite and defense orders. Increased production activity during the first six months of the year included both national missile defense products and satellite programs. Growth within the current year included additions to existing contracts for testing and additional product quantities. Efficiencies in precision machining processes resulted in a faster product cycle time that resulted in more products flowing through the manufacturing and test processes to delivery.

         Cost of revenues for the six months ended November 30, 2007 was $6,371,000, or 52% of revenues, compared to $5,042,000, or 55% of revenues, for the same period last year. The increase in cost of revenues by $1,329,000 and 26% corresponds to the increase in revenues between the same six month periods as noted above. While cost of revenue dollars increased, the percentage cost of revenue decreased. This decrease of three percent is attributable to a focus on higher margin work, improvements in manufacturing procedures and utilization of recently expanded in-house machining, production and testing equipment.

         Gross margin for the six months ended November 30, 2007 increased $1,707,000 to $5,857,000, or 48% of revenues, from $4,150,000, or 45%
         of revenues, reported for the same period last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of factors noted above.

         Selling, general and administrative expenses increased by $214,000 and 13% from $1,633,000 during the six-month period ended November 30, 2006 to $1,847,000 during the six-month period ended November 30, 2007. While selling, general and administrative expenses increased by dollars, it decreased as a percentage of gross margin consistent with cost cutting measures for fixed administrative costs. General and administrative expenses as a percentage of gross margin were 32% for the six month period ended November 30, 2007 compared to 39% for the six month period ended November 30, 2006.

         The Company realized operating income of $4,010,000, or 33% of revenues, for the six-month period ended November 30, 2007, compared to operating income of $2,517,000, or 27% of revenues, for the same period last year. The $1,493,000 and 59% increase is the result of the combination of increased gross margin and decreased selling, general and administrative expense percentage, as noted above.

         Income tax expense for the six-month period ended November 30, 2007 was $1,574,000 and 39% of operating income, compared to $1,005,000 and 40% of operating income for the six-month period ended November 30, 2006. The $569,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the six month period ended November 30, 2007. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

         Net income for the six-month period ended November 30, 2007 increased $945,000 and 63% to $2,457,000, or $0.36 per share, compared to net income of $1,512,000, or $0.22 per share, for the same period last year. Increased revenues and strong product margins resulted in the improvement in net income in the first six months of the fiscal year.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $12,593,000 and $13,025,000 at November 30, 2007 and May 31, 2007, respectively. The billed component of the total accounts receivable balance at November 30, 2007 was $3,713,000 compared to $4,936,000 at May 31, 2007. The total accounts receivable balances at both November 30, 2007 and May 31, 2007 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both November 30, 2007 and May 31, 2007 were not reduced for reserves on doubtful accounts.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2007 were $8,862,000 compared to $8,071,000 at May 31, 2007. The $791,000 increase in unbilled receivables at November 30, 2007 compared to unbilled receivables at May 31, 2007 is reflective of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically occur upon delivery of hardware and other billing milestones.

         The total accounts receivable balance is 72% of current assets and 62% of total assets at November 30, 2007. Other than the lawsuit regarding unpaid balances with United Space

         Alliance as described in Note 8 to the accompanying financial statements, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

         At both November 30, 2007 and May 31, 2007, an accounts receivable claims balance, which relates to outstanding amounts due to Hi-Shear for two claims on two related contracts terminated by the U.S. Army for "convenience", was $18,000. That balance represents the $17,794 damages awarded to Hi-Shear by the United States Court of Federal Claims. The Company was notified in early November, 2007 by the Department of the Treasury that all pertinent criteria required by law for the Government to pay the claim had been satisfied. In December, 2007 a total payout of $30,000 which represented full payment of this receivable plus interest was received. The Company appealed the court's decision regarding reimbursement of its legal fees but that appeal was denied without opinion. This case has been closed.

         Inventories, net of reserves, increased from $1,569,000 at May 31, 2007 to $1,890,000 at November 30, 2007. The $321,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on anticipated customer contracts being more than the cumulative cost of items added to inventory during the six month period ended May 31, 2007. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, increased by $15,000 at November 30, 2007 from the balance at May 31, 2007.

         Trade accounts payable decreased from $793,000 at May 31, 2007 to $602,000 at November 30, 2007. There are no disputed amounts included in accounts payable at November 30, 2007.

         Accrued liabilities increased by $376,000 due mostly to the increase in accrued salaries, wages and bonus. The accrued salaries, wages and bonus balance at November 30, 2007 includes the addition of the first and second quarter accrual of estimated bonuses for fiscal year 2008 as well as the entire fiscal year 2007 accrual.

         At both November 30, 2007 and May 31, 2007 the Company did not have any bank debt on its revolving line of credit. The Company used the proceeds from its equipment line of credit to invest in precision machines to increase efficiencies. At November 30, 2007, the Company did have an outstanding balance on its equipment line of credit of $295,000; it did not have a balance at May 31, 2007.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the six-month period ended November 30, 2007 was $2,804,000, compared to net cash generated by operating activities of $942,000 during the same six-month period last year. The $1,862,000 increase in net operating cash flows between the two periods was primarily the result of increased collections from billed accounts receivable that resulted from increased contract deliverables.

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

         The business loan agreement contains various financial covenants that have been modified during the current fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividends to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. The Company is in compliance with all covenants as of November 30, 2007.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at November 30, 2007 did not exist, and therefore reported "cash and cash equivalents" at that date was $1,584,000.

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

         The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the six months ended November 30, 2007 was reduced by $7,000. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the second quarter of fiscal 2007.

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

         On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. There were 33,500 options granted during the quarter ended November 30, 2007; there were 35,500 shares issued during the six month period ended November 30, 2007.

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

         On October 30, 2007, the Company held its Annual Meeting of Stockholders, at which time each of the Company's three nominees for election to the Board of Directors was elected. There were no abstentions or broker non-votes. The number of votes for George W. Trahan, Thomas R. Mooney, and Jack Bunis were as follows:

                                            Votes For            Votes Against
               George W. Trahan             6,399,724               177,941
               Thomas R. Mooney             6,334,068               243,597
               Jack Bunis                   6.517,773                59,892

ITEM 5 - OTHER INFORMATION

         BOARD OF DIRECTORS ELECTS NEW BOARD MEMBER
         Effective October 25, 2007, Hi-Shear Technology Corporation appointed Mr. John Zaepfel to its Board of Directors as an Independent Director at the Company. He will serve as a member of the Audit Committee and of the Executive Compensation Committee.

         HI-SHEAR CHAIRMAN AND CO-CHAIRMAN ADOPT A 10b5-1 TRADING PLAN
         Effective January 14, 2008, Mr. George W. Trahan, President, CEO and Chairman and Mr. Thomas R. Mooney, Co-Chairman have adopted a prearranged trading plan to sell up to a combined total of 359,000 shares pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The plan expires on January 31, 2009. The plan succeeds
         Mr. Trahan and Mr. Mooney's previous 10b5-1 plans.

         The adoption of Rule 10b5-1 will facilitate the orderly sale of common stock by them, for future financial planning purposes, with the goal of minimizing any market impact and avoiding any concerns about the timing of transactions. In addition, the adoption of this plan will address desires by the investment community to make more shares of HSR common stock available for trading on the American Stock Exchange.

         Rule 10b5-1 of the Securities and Exchange Act of 1934 permits officers and directors of public companies to adopt predetermined written plans for trading specified amounts of company stock. The plans may be implemented only when the director or officer is not in possession of material nonpublic information, and may be used in order to gradually diversify their investment portfolio, to minimize the market effect of stock sales by spreading them out over an extended period of time, and to avoid concerns about initiating stock transactions while in possession of material nonpublic information.

ITEM 6 - EXHIBITS

         Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications.
         Exhibits 32 Section 1350 Certifications.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HI-SHEAR TECHNOLOGY CORPORATION



Date:    January 14, 2008                     By:   /s/ George W. Trahan
    ---------------------------                     ----------------------------
                                                    George W. Trahan
                                                    President, CEO and Chairman



Date:    January 14, 2008                     By:   /s/ Jan L. Hauhe
    ---------------------------                     --------------------------
                                                    Jan L. Hauhe
                                                    Director of Finance and\
                                                    Information Systems