Form 10QSB
period 2008-02-29
HI SHEAR TECHNOLOGY CORP
filed 2008-04-14
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 2008
                               -----------------

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to __________________

Commission file number    001-12810
                          ---------

                        Hi-Shear Technology Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  22-2535743
      -------------------------------                 ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,814,041 of Common Stock, $.001 par value as of February 29, 2008.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ..................................................... 1
                  February 29, 2008 (unaudited) and May 31, 2007

         Statements of Operations ........................................... 2
                  Three-months and nine-months ended February 29, 2008 (unaudited) and February 28, 2007 (unaudited)

         Statements of Cash Flows............................................ 3
                  Nine-months ended February 29, 2008 (unaudited) and February 28, 2007 (unaudited)

         Notes to Financial Statements (unaudited)........................... 4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ............. 9
          CONDITION AND RESULTS OF OPERATIONS
     ITEM 3 - CONTROLS AND PROCEDURES........................................ 13

PART II - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION.............................................. 13

      ITEM 6 - EXHIBITS ..................................................... 14

     SIGNATURES ............................................................. 14

PART I  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
                                                         FEBRUARY 29,     MAY 31,
                                                             2008          2007
                                                         (UNAUDITED)
                                                         -----------   -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                              $ 2,019,000   $   997,000
  Accounts receivable, net (Note 2)                       13,515,000    13,025,000
  Inventories, net                                         1,647,000     1,569,000
  Deferred income taxes                                    1,185,000       976,000
  Prepaid expenses and other current assets                  332,000       142,000
                                                         -----------   -----------
                      TOTAL CURRENT ASSETS               $18,698,000   $16,709,000

Land                                                         846,000       846,000
Equipment, net                                             2,051,000     2,141,000
                                                         -----------   -----------
                          TOTAL ASSETS                   $21,595,000   $19,696,000
                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Trade accounts payable                                   1,011,000       793,000
  Accrued liabilities (Note 4)                             2,454,000     2,253,000
  Deferred revenue (Note 5)                                  760,000       206,000
  Current portion of obligations under capital leases         40,000        40,000
                                                         -----------   -----------
                   TOTAL CURRENT LIABILITIES             $ 4,265,000   $ 3,292,000

Deferred income taxes                                        252,000       288,000
Obligation under capital leases (less current portion)        44,000        73,000
                                                         -----------   -----------
                       TOTAL LIABILITIES                 $ 4,561,000   $ 3,653,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized;  no shares issued                                 0             0
  Common stock, $.001 par value - 25,000,000 shares
    authorized; 6,814,041 and 6,784,957 shares issued
    and outstanding at February 29, 2008 and
    May 31, 2007, respectively                                 7,000         7,000
  Additional paid-in capital                               7,716,000     7,567,000
  Retained earnings                                        9,311,000     8,469,000
                                                         -----------   -----------
                   TOTAL STOCKHOLDERS' EQUITY            $17,034,000   $16,043,000

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $21,595,000   $19,696,000
                                                         ===========   ===========

See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                NINE-MONTH PERIOD ENDED     THREE-MONTH PERIOD ENDED
                                              FEBRUARY 29,   FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                  2008          2007          2008          2007
                                               -----------   -----------   -----------   -----------

REVENUES                                       $18,526,000   $14,575,000   $ 6,299,000   $ 5,383,000

Cost of Revenues                                10,045,000     8,233,000     3,675,000     3,191,000
                                               -----------   -----------   -----------   -----------

GROSS MARGIN                                     8,481,000     6,342,000     2,624,000     2,192,000

Selling, General and Administrative Expenses     3,395,000     2,467,000     1,548,000       834,000
                                               -----------   -----------   -----------   -----------

OPERATING INCOME                                 5,086,000     3,875,000     1,076,000     1,358,000

Interest Income, Net                                39,000             0        19,000             0
                                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                 5,125,000     3,875,000     1,095,000     1,358,000

Income Tax Expense                               1,900,000     1,519,000       326,000       514,000
                                               -----------   -----------   -----------   -----------

NET INCOME                                     $ 3,225,000   $ 2,356,000   $   769,000   $   844,000
                                               ===========   ===========   ===========   ===========


Earnings per Common Share - Basic              $      0.47   $      0.35   $      0.11   $      0.12
                                               -----------   -----------   -----------   -----------
Earnings per Common Share - Diluted            $      0.47   $      0.35   $      0.11   $      0.12
                                               -----------   -----------   -----------   -----------

Weighted # Common Shares Outstanding:
   Basic                                         6,806,000     6,775,000     6,816,000     6,776,000
                                               -----------   -----------   -----------   -----------
   Diluted                                       6,822,000     6,796,000     6,837,000     6,796,000
                                               -----------   -----------   -----------   -----------

See Notes to Financial Statements.


HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           NINE-MONTH PERIOD ENDED
                                                         FEBRUARY 29,   FEBRUARY 28,
                                                            2008            2007
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income                                            $ 3,225,000    $ 2,356,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                         359,000        342,000
       Loss on disposition of inventory                      300,000              0
       Provision for inventory reserves                       15,000         59,000
       Deferred income taxes, net                           (244,000)      (199,000)
       Stock based compensation                               32,000         14,000
    Changes in assets and liabilities:
      Accounts receivable                                   (490,000)    (1,764,000)
      Inventories                                           (394,000)      (344,000)
      Prepaid expenses and other assets                     (190,000)         9,000
      Trade accounts payable                                 218,000         57,000
      Accrued liabilities                                    202,000        247,000
      Deferred revenue                                       554,000        (82,000)
                                                         -----------    -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES     3,587,000        695,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                     (269,000)      (439,000)
                                                         -----------    -----------
               NET CASH USED IN INVESTING ACTIVITIES        (269,000)      (439,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                      117,000         15,000
  Payment of stock dividends                              (2,383,000)             0
  Payment on capital lease obligations                       (30,000)       (30,000)
                                                         -----------    -----------
               NET CASH USED IN FINANCING ACTIVITIES      (2,296,000)       (15,000)

                        NET INCREASE IN CASH               1,022,000        241,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               997,000      1,508,000
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 2,019,000    $ 1,749,000
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                    16,000          7,000
    Cash paid for taxes                                    2,511,000      1,736,000

    Non-cash investing and financing activities
      Stock based compensation                                32,000         14,000

See Notes to Financial Statements.

                                       3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     1.  BASIS OF PRESENTATION
         Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007. The unaudited Financial Statements included in this Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted. Operating results for the three-month or nine month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. In management's opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month period ended February 29, 2008. These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended February 29, 2008. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

     2.  ACCOUNTS RECEIVABLE
         Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short-term and long-term contracts. Billed and unbilled receivables at February 29, 2008 were $5,192,000 and $8,323,000 respectively, compared to billed and unbilled receivables at May 31, 2007 of $4,936,000 and $8,071,000 respectively. The billed accounts receivable balances at both dates includes $58,000 for damages awarded to Hi-Shear by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 8).

         Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

     3.  BANK LINE OF CREDIT AND NOTES PAYABLE
         The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets. At both February 29, 2008 and May 31, 2007, the Company did not have any bank debt related to the revolving line of credit. The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (5.75% at February 29, 2008) or at the Company's option LIBOR plus 2% (5.06% at February 29, 2008). The Company also has available a $1,000,000 equipment line of credit maturing January 31, 2009 that at the Company's option may be extended to January 31, 2014, and bearing interest under the same terms as the revolving line of credit. As of February 29, 2008 and May 31, 2007, there was no outstanding balance on this instrument. The business loan agreement contains various financial covenants that have been modified during the current fiscal year; the Company is in compliance with all bank covenants as of February 29, 2008.

     4.  ACCRUED LIABILITIES
         As of February 29, 2008 and May 31, 2007, accrued liabilities consisted of the following:

                                                      February 29,      May 31,
                                                          2008           2007
                                                       ----------     ----------
         Accrued vacation                              $1,132,000     $1,022,000
         Accrued salaries, wages and bonus                563,000        676,000
         Deferred compensation                            111,000        114,000
         Accrued commissions                               18,000         25,000
         Accrued facilities rent                           54,000         78,000
         Accrued professional fees/litigation costs       560,000         52,000
         Accrued income taxes                                   0        251,000
         Miscellaneous                                     16,000         35,000
                                                       ----------     ----------

                          Total accrued liabilities    $2,454,000     $2,253,000
                                                       ==========     ==========

     5.  DEFERRED REVENUE
         Deferred revenue is composed of amounts billed to customers in excess of revenues earned and cost incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to "earned revenue" on the statements of operations. Deferred revenue at February 29, 2008 was $760,000 compared to deferred revenue at May 31, 2007 of $206,000.

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

         The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $32,000 is included in selling, general and administrative expense for the period ended February 29, 2008.

     7.  EARNINGS PER SHARE:
         Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three and nine months ended February 29, 2008 and February 28, 2007 did not change the earnings per share for any of those periods.

         The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                               NINE-MONTH PERIOD ENDED   THREE-MONTH PERIOD ENDED
                                              FEBRUARY 29,  FEBRUARY 28, FEBRUARY 29, FEBRUARY 28,
                                                 2008         2007         2008           2007
                                               ----------   ----------   ----------   ----------
EARNINGS PER COMMON SHARE - BASIC:
     Numerator:  earnings available
        for common Stockholder                 $3,225,000   $2,356,000   $  769,000   $  844,000

     Denominator:  weighted average
        shares - basic                          6,806,000    6,775,000    6,816,000    6,776,000

     Earnings per common share - basic         $     0.47   $     0.35   $     0.11   $     0.12

EARNINGS PER COMMON SHARE - DILUTED:
     Numerator:  earnings available
        for common Stockholder                 $3,225,000   $2,356,000   $  769,000   $  844,000

     Denominator:  weighted average
        shares - diluted                        6,822,000    6,796,000    6,837,000    6,796,000

     Earnings per common share - diluted       $     0.47   $     0.35   $     0.11   $     0.12

CALCULATION OF WEIGHTED AVERAGE
COMMON SHARE - DILUTED:

     Weighted Average # Common Shares
        Outstanding During the Period           6,806,000    6,775,000    6,816,000    6,776,000

     Effect of Dilutive Securities Options         16,000       21,000       21,000       20,000
                                               ----------   ----------   ----------   ----------

     Weighted # Common Shares
        and Dilutive Potential Common
        Stock used in Diluted EPS               6,822,000    6,796,000    6,837,000    6,796,000
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
                                               ==========   ==========   ==========   ==========

     8.  COMMITMENTS AND CONTINGENCIES
         Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company ("Alliance"), and USBI Co., a Delaware corporation ("USBI"), in November 2000 in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida. Hi-Shear sought to recover damages in excess of $1,500,000, excluding interest, costs, and attorneys' fees, alleging Alliance and USBI breached contracts for Hi-Shear to manufacture and deliver certain hardware for use on the Space Shuttle. Hi-Shear also sought damages based on claims alleging that Alliance and USBI fraudulently induced Hi-Shear to enter into certain contracts to manufacture and deliver certain hardware for use on the Space Shuttle. In addition, Hi-Shear sought damages for claims that defendants misappropriated Hi-Shear's proprietary information and/or trade secrets in certain technical data and information. Hi-Shear also alleged a claim for a declaratory judgment.

         Alliance subsequently filed a counterclaim seeking damages of over $450,000, excluding interest, costs, and attorneys' fees, alleging Hi-Shear breached its contracts to manufacture and deliver certain hardware for use on the Space Shuttle. Alliance also alleged a claim for conversion and an accounting relating to certain items of alleged government furnished equipment, and a claim for a declaratory judgment. As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with Hi-Shear where Hi-Shear was the qualified successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule. USBI did not file a counterclaim against the Company.

         In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida. Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear's proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear's advantageous business relationships. After defendant filed, and the court ruled on, a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI are resolved, and the court enters a subsequent order lifting the stay.

         Prior to the trial between Hi-Shear, Alliance, and USBI, the court made legal rulings that the Company did not have trade secrets in certain technical data and information, which the Company alleged had been misappropriated by Alliance and USBI. As a result, the court granted in part Alliance's and USBI's motions for summary judgment on that issue. Prior to trial, the court also made legal rulings that USBI did not fraudulently induce Hi-Shear to enter into a contract to manufacture and deliver certain flight hardware for use on the Space Shuttle. As a result, the court granted Alliance's and USBI's motions for summary judgment on that issue.

         Trial before a jury of Hi-Shear's remaining claims against Alliance and USBI, and Alliance's counterclaim against Hi-Shear, commenced on July 5, 2005 in Titusville, Florida. Shortly after the trial began, the court made additional legal rulings, which resulted in its granting the remainder of Alliance's and USBI's motions for summary judgment on the trade secrets issues. As a consequence of those rulings and based on other circumstances, Hi-Shear dismissed its remaining claims against USBI. As a result, USBI was no longer a participant in the trial.

         The jury trial continued through September 2, 2005. Some of Hi-Shear's claims were disposed of by the court based on legal rulings made during the course of trial. Of the remaining claims that the jury was asked to decide, the jury rendered a verdict in favor of Hi-Shear on one of its breach of contract claims, and awarded the Company damages of $57,781, exclusive of interest, costs, and attorneys' fees. The jury found in favor of Alliance on Hi-Shear's remaining breach of contract claims and thus awarded Hi-Shear no damages on those claims. The jury also found in favor of Alliance on its counterclaim for breach of contracts but awarded it no damages. In addition, the jury determined that Hi-Shear converted certain government furnished equipment pursuant to Alliance's conversion counterclaim.

         In August 2005, the court entered final judgment on Hi-Shear's claims against USBI. After hearing and denying post-trial motions by both Hi-Shear and Alliance, in May 2006 the court entered final judgment on Hi-Shear's and Alliance's respective claims against each other.

         In September 2005, Hi-Shear appealed the final judgment entered on its claims against USBI to Florida's Fifth District Court of Appeal. Alliance participated in that appeal as an appellee based on its having joined in the trade secrets and fraudulent inducement summary judgment motions at the trial level. In February 2007, after hearing oral argument, the court of appeal affirmed the trial court's rulings and final judgment in favor of USBI. The appellate court denied motions by Hi-Shear and Alliance to recover attorneys' fees incurred on appeal.

         In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance's counterclaims against Hi-Shear, to Florida's Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment including the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial. Alliance has filed its cross-appeal, parties' briefs on appeal have been filed, and both Hi-Shear and Alliance have requested oral argument. The appellate court has not yet set a date for oral argument, and the appeals remain pending. The Company is not able to determine when the appeals will be decided.

         In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys' fees and litigation costs. In December 2006, the trial court entered an order denying Hi-Shear's motion for entitlement to recover its attorneys' fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury. In that same order, the court determined that instead, Alliance had prevailed on its claims for breach of three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys' fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts. The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear. Alliance has claimed the amount of reasonable attorneys' fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000. USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000. Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive.

         On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys' fees to be awarded to Alliance. At the hearing, Hi-Shear offered evidence and expert testimony to establish that alliance's request for reasonable attorneys' fees and costs are excessive and that they should not have exceeded approximately $400,000. The trial court has asked Hi-Shear and Alliance to submit detailed written closing arguments. The last written closing argument is currently due to be served during June 2008. The trial court will determine the amount of attorneys' fees to be awarded in due course sometime thereafter. The trial court has also issued an order requiring memoranda of law by the parties on the amount of costs to be awarded to Alliance and USBI. The last memorandum of law is currently due to be served in April 2008. The trial court will determine the amount of costs to be awarded in due course sometime thereafter.

         The final outcome of Hi-Shear's pending appeal and Alliance's pending cross-appeal may have an effect on an award of attorneys' fees and costs to Alliance. Although Hi-Shear believes that it will prevail on its appeal and that the trial court's order that it pay Alliance's and USBI's attorneys' fees and costs will be reversed, Hi-Shear believes that it is appropriate under generally accepted accounting principles to accrue approximately $400,000 associated with the litigation. The ultimate award of an amount of attorneys' fees and costs against Hi-Shear, if any, could have a material adverse impact on the Company's financial position and results of operations.

         In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on the results of operations.

     9.  SUBSEQUENT EVENTS
         On March 19, 2008 the Company's Board of Directors approved a cash dividend of $0.40 per share to shareholders of record as of close of business April 1, 2008. The dividend was paid on April 11, 2008, and equaled $2,726,000 for the outstanding shares. The ex-dividend date was March 27, 2008.

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

         THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2007

         Revenues recognized during the third quarter ended February 29, 2008 were $6,299,000 which is $916,000 and 17% more than the revenues of $5,383,000 recognized during the same quarter last year. Consistent with the growth of satellite and defense orders, revenues, which are calculated on a percentage-of-completion basis, increased as efforts were expanded on a wide range of satellite components and defense products. Increased production activity during the quarter included both national missile defense products and satellite programs. Growth within the current quarter also included additions to existing contracts for testing and additional product quantities. Efficiencies in precision machining processes and ordnance processes resulted in a faster product cycle time that resulted in more products flowing through the manufacturing and test processes to delivery.

         Cost of revenues for the quarter ended February 29, 2008 increased $484,000 or 15% to $3,675,000 or 58% of revenues, compared to $3,191,000 or 59% of revenues, for the same quarter last year. The increase in cost of revenues dollars corresponds to the increase in revenues between the same two quarters, as noted above. The small decrease (1%) in cost of revenue percent is the result of increased costs incurred on tactical weapon production and new product engineering investments for future contract applications.

         Gross margin for the quarter ended February 29, 2008 increased $432,000 or 20% to $2,624,000 or 42% of revenues, from $2,192,000 or 41% of revenues, reported for the same quarter last year. The increase in total gross margin amount and percentage was primarily a result of the increase to revenues noted above.

         Selling, general and administrative expenses increased by $714,000 and 86% from $834,000 during the quarter ended February 28, 2007 to $1,548,000 during the quarter ended February 29, 2008. Selling, general and administrative expenses increased by dollars and percentage due primarily to increased legal costs and accruals associated with the preparation for the fee and cost hearings held in March 2008 regarding the company's lawsuit against the United Space Alliance (see Note 8). General and administrative expenses as a percentage of gross margin were 59% for the three month period ended February 29, 2008 compared to 38% for three month period ended February 28, 2007.

         The Company realized pre-tax income of $1,095,000 or 17% of revenues, for the quarter ended February 29, 2008, compared to pre-tax income of $1,358,000 or 25% of revenues, for the same quarter last year. The $263,000 and 19% decrease is the result of higher selling, general and administrative expenses described above.

         Income tax expense for the third quarter ended February 29, 2008 was $326,000 and 30% of pre-tax income, compared to $514,000 and 38% of pre-tax income for the third quarter ended February 28, 2007. The $188,000 decrease in income tax expense corresponds with the decrease in pre-tax income, upon which reported income tax expense is principally based plus tax refunds of $58,000 not included in the previous year's tax accrual.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended February 29, 2008. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

         Net income for the quarter ended February 29, 2008 was $769,000 or $0.11 per share, compared to net income of $844,000 or $0.12 per share, for the quarter ended February 28, 2007. Increased operating performance was offset by increased selling, general and administrative expenses. Based on operating results year to date, the Company's Board of Directors approved a cash dividend of $0.40 per share to shareholders of record as of close of business April 1, 2008. The dividend was paid on April 11, 2008, and equaled $2,726,000 for the outstanding shares.

         NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 2007

         Revenues recognized during the nine months ended February 29, 2008 were $18,526,000 which is $3,951,000 and 27% more than the revenues of $14,575,000 recognized during the same nine month period last year. Consistent with the growth of the satellite and defense orders, revenues, which are calculated on a percentage-of-completion basis, increased as efforts were expended on a wide range of satellite components and defense products. Increased production activity during the first nine months of the year included growth in both national missile defense products and satellite programs. Orders within the current year included additions to existing contracts for testing and additional product quantities. Efficiencies in precision machining processes and ordnance processes resulted in a faster product cycle time that resulted in more products flowing through the manufacturing and test processes to delivery.

         Cost of revenues for the nine months ended February 29, 2008 was $10,045,000 or 54% of revenues, compared to $8,233,000 or 56% of revenues, for the same period last year. The increase in cost of revenues by $1,812,000 and 22% corresponds to the increase in revenues between the same nine month periods as noted above. While cost of revenue dollars increased, the percentage cost of revenue decreased. This decrease of two percent is attributable to a focus on higher margin work, improvements in manufacturing procedures and utilization of recently expanded in-house machining, production and testing equipment.

         Gross margin for the nine months ended February 29, 2008 increased $2,139,000 to $8,481,000 or 46% of revenues, from $6,342,000 or 44% of revenues, reported for the same period last year. The increase in total gross margin amount, and the improvement in gross margin as a percent of revenues, was primarily a result of increased product volume and improvements in machining methods and production/test equipment.

         Selling, general and administrative expenses increased by $928,000 and 38% from $2,467,000 during the nine month period ended February 28, 2007 to $3,395,000 during the nine month period ended February 29, 2008. The increase was due to increases in legal costs. General and administrative expenses as a percentage of gross margin were 40% for the nine month period ended February 29, 2008 compared to 39% for the nine month period ended February 28, 2007.

         The Company realized pre-tax income of $5,125,000 or 28% of revenues, for the nine month period ended February 29, 2008, compared to pre-tax income of $3,875,000 or 27% of revenues, for the same period last year. The $1,250,000 and 32% increase is the result of increased gross margin noted above.

         Income tax expense for the nine month period ended February 29, 2008 was $1,900,000 and 37% of pre-tax income, compared to $1,519,000 and 39% of per-tax income for the nine month period ended February 28, 2007. The $381,000 increase in income tax expense corresponds with the increase in operating income, upon which reported income tax expense is principally based.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the nine month period ended February 29, 2008. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

         Net income for the nine month period ended February 29, 2008 increased $869,000 and 37% to $3,225,000 or $0.47 per share, compared to net income of $2,356,000 or $0.35 per share, for the same period last year. Increased revenues and strong product margins resulted in the improvement in net income in the first nine months of the fiscal year. Based on strong net income results for the fiscal year, the Company's Board of Directors approved a cash dividend of $0.40 per share to shareholders of record as of close of business April 1, 2008. The dividend was paid on April 11, 2008, and equaled $2,726,000 for the outstanding shares.

         FINANCIAL CONDITION
         Accounts receivable balances, which consist of billed and unbilled amounts, were $13,515,000 and $13,025,000 at February 29, 2008 and May 31, 2007, respectively. The billed component of the total accounts receivable balance at February 29, 2008 was $5,192,000 compared to $4,936,000 at May 31, 2007. The total accounts receivable balances at both February 29, 2008 and May 31, 2007 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance. The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both February 29, 2008 and May 31, 2007 were not reduced for reserves on doubtful accounts.

         Unbilled receivables represent revenues recognized from long-term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 29, 2008 were $8,323,000 compared to $8,071,000 at May 31, 2007. The $252,000 increase in unbilled receivables at February 29, 2008 compared to unbilled receivables at May 31, 2007 is reflective of production activity on the Company's expanding backlog of customer orders, but without corresponding billing events that typically occur upon hardware delivery or other billing milestones.

         The total accounts receivable balance is 73% of current assets and 63% of total assets at February 29, 2008. Other than the lawsuit regarding unpaid balances with United Space Alliance as described in Note 8 to the accompanying financial statements, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

         Inventories, net of reserves, increased from $1,569,000 at May 31, 2007 to $1,647,000 at February 29, 2008. The $78,000 increase in net inventory balance was primarily the result of the cumulative cost of inventory items allocated to production on customer contracts being less than the cumulative cost of items added to inventory during the nine months ended February 29, 2008. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $499,000 at February 29, 2008, compared to $484,000 at May 31, 2007.

         Trade accounts payable increased from $793,000 at May 31, 2007 to $1,011,000 at February 29, 2008. There are no disputed amounts included in accounts payable at February 29, 2008.

         Accrued liabilities increased by $202,000 due mostly to the increase in accrued legal fees resulting from the hearing held in March, 2008 (see
         Note 8).

         Deferred revenue at February 29, 2008 was $760,000 compared to deferred revenue at May 31, 2007 of $206,000. Deferred revenue increased from May 31, 2007 due to favorable negotiations on new contracts that allow for interim billing milestones to offset the cost of financing long-term contracts that generally only have billing events upon delivery of hardware.

         At both February 29, 2008 and May 31, 2007 the Company did not have any bank debt on its revolving line of credit or equipment loan. During the quarter, the Company paid off its equipment line of credit balance in the amount of $295,000 that was established in the first quarter of this fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $3,587,000 for the nine month period ended February 29, 2008 exceeded the same nine month period last year by $2,892,000 and reflects the Company's growth in net income and increased collections. Based on strong cash flow and net income, the Company's Board of Directors approved a cash dividend of $0.40 per share totaling $2,726,000 to shareholders of record as of close of business April 1, 2008.

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

         The business loan agreement contains various financial covenants that have been modified during the current fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividends to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. The Company is in compliance with all covenants as of February 29, 2008.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance.

         Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at February 29, 2008 did not exist, and therefore reported "cash and cash equivalents" at that date was $2,019,000.

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

         The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the nine months ended February 29, 2008 was reduced by $32,000. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the third quarter of fiscal 2008.

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

         On July 31, 2006, the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. There were no options granted during the quarter ended February 29, 2008; there were 35,500 shares issued during the nine month period ended February 29, 2008.

ITEM 3  -  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure, controls, and procedures with George W. Trahan, President and CEO, and Jan L. Hauhe, Chief Financial Officer. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 5  -  OTHER INFORMATION

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

         BOARD OF DIRECTORS APPROVAL FOR A CASH DIVIDEND PAYMENT
         On March 19, 2008 the Company's Board of Directors approved a cash dividend of $0.40 per share to shareholders of record as of close of business April 1, 2008. The dividend was paid on April 11, 2008, and equaled $2,726,000 for the outstanding shares. The ex-dividend date was March 27, 2008.


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


                                         HI-SHEAR TECHNOLOGY CORPORATION



Date:    April 14, 2008                  By:  /s/ George W. Trahan
         --------------                       ----------------------------------
                                              George W. Trahan
                                              President, Chief Executive Officer
                                              and Chairman



Date:    April 14, 2008                  By:  /s/ Jan L. Hauhe
         --------------                       ----------------------------------
                                              Jan L. Hauhe
                                              Chief Financial Officer