Form 10KSB
period 2008-05-31
HI SHEAR TECHNOLOGY CORP
filed 2008-08-29
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

  FOR THE FISCAL YEAR ENDED MAY 31, 2008      COMMISSION FILE NUMBER: 001-12810

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

State issuer's revenues for its most recent fiscal year: $27,628,000.

The aggregate value of the Registrants Common Stock held by non-affiliates of the Registrant was approximately $16,828,825 as of July 3, 2008, based upon the closing sale price on the American Stock Exchange on that date at which the stock was last sold.

There were approximately 6,817,541 shares of the Registrants Common Stock issued and outstanding as of July 3, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 9-14 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format                YES ( )     NO (X)

                                         HI-SHEAR TECHNOLOGY CORPORATION
                                                   FORM 10-KSB

                                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.
         ITEM 1            BUSINESS..................................................................      1

         ITEM 2            PROPERTIES................................................................      4

         ITEM 3            LEGAL PROCEEDINGS.........................................................      4

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................      7

PART II.
         ITEM 5            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND.................      7
                           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.................................................      8

         ITEM 7            FINANCIAL STATEMENTS......................................................     12

         ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING...............     12
                           AND FINANCIAL DISCLOSURE

         ITEM 8A           CONTROLS AND PROCEDURES...................................................     12

         ITEM 8B           OTHER INFORMATION.........................................................     14

PART III.
         ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;.............     14
                           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         ITEM 10           EXECUTIVE COMPENSATION....................................................     14

         ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............................     14

         ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................     14

         ITEM 13           EXHIBITS .................................................................     14

         ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................     14

SIGNATURES                 ..........................................................................     15

EXHIBIT INDEX              ..........................................................................     16

INDEX TO FINANCIAL STATEMENTS........................................................................     17

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

         The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

                                HI-SHEAR PRODUCTS

         Hi-Shear's products meet the specialized needs of both commercial and military satellites, the United States space program and defense applications. They consist primarily of pyrotechnic power cartridges and various types of separation devices designed to meet the demand for reliable high performance, with the strength to fasten two structures under rigorous conditions and then provide quick release upon command. Hi-Shear cartridges, cutters, pin pullers, separation nuts and separation bolts are used widely in the functioning of satellites and the vehicles which launch them into space. In addition, we design and manufacture electronic firing systems that control and sequentially fire the pyrotechnic devices according to pre-programmed parameters. These electronic devices and pyrotechnic products are used in missiles, launch vehicles, weapon systems, fighter aircraft ejection seats and other applications. We continually adapt our technology to produce products for other applications where pyrotechnic power is desirable and our unique product designs are suitable. Hi-Shear's products can be grouped into three product categories as follows:

         PYROTECHNIC CARTRIDGES/INITIATORS. Satellites, missiles, weapon systems and other space vehicles require substantial stand-by power to perform certain timing-dependent functions such as separation, cutting and deployment. Hi-Shear designs, markets and manufactures pyrotechnic power cartridges/initiators and explosive detonators that have a high-energy output. These power cartridges are hermetically sealed electro-explosive devices that are compact, lightweight, environment and corrosion resistant and operate with ultra high reliability. The power cartridge provides the energy to operate the Company's separation devices, pin pullers, thrusters, actuators and cutters. These devices are used to separate rocket motors, nose cones, satellites, open satellite doors, payload fairings, operate valves, deploy solar panels, booms, communications antennae, missile fins, and stage separation on many of today's major launch vehicles. Hi-Shear manufactures the highest reliability NASA standard initiator used throughout its space exploration missions and the Space Shuttle.

         CARTRIDGE ACTUATED DEVICES. Hi-Shear's cartridge actuated devices are mechanical gas-activated products for use on satellites, launch vehicles, missiles and other space vehicles. These devices include separation nuts, separation bolts, thrusters, wing/fin actuators, cutters, valves, pin pullers and other devices. They are designed for use as standard high strength fastening hardware with the ability to separate and/or release components or structures on command. These devices provide the low shock mechanical action required for rapid separation or deployment of structures or components in multistage launch vehicles, such as satellites, payload fairings, nose cones, capsules, booster rockets, tanks, solar arrays, antenna booms and other devices. We maintain an active program for new designs, including pyrotechnic and electric low shock deployment systems for the increasingly lighter satellites used in communications and intelligence gathering.

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

         The Company supplies to the U.S. military and its allies around the world an ejection seat control unit and the ordnance devices that the control unit signals to fire. These devices are sold for use on the U.S. Air Force ACES II crew ejection seat installed in many fighter and bomber aircraft, including the A-10, B-2, F-15 and F-16. The ejection seat utilizes multiple ordnance devices that deploy parachutes, rockets and other events crucially necessary for the pilot's ejection from the aircraft. Hi-Shear also manufactures various ejection seat modification kits and other items used to enhance the performance of the ejection system that are supplied to the military services according to their detailed specifications and requirements.

                             CUSTOMERS AND CONTRACTS

         Most of the Company's customers are large aerospace prime or subcontractors. In addition, Hi-Shear derives a significant amount of its revenue from contracts that it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin, the United States Government and Boeing accounted for 39%, 19% and 13%, respectively, of the Company's revenues in fiscal year 2008, compared to 37%, 16% and 8%, respectively, of the Company's revenues in fiscal year 2007. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

         In both fiscal years 2008 and 2007, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price. These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies, costly changes made by the customer for which it refuses to pay or the occurrence of adverse changes over the contract period. Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential. The Company's contracts that evolve from the U.S. Government or from its contractors are subject to termination for convenience by the customer or the U.S. Government. However, if this termination for convenience were exercised, the Company would be entitled to receive payment of its costs incurred up to the date of termination and a reasonable termination fee. U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

                                     BACKLOG

         The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products. The final negotiation of the detailed contract requirements together with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish. During fiscal year 2008, we continued programs to reduce many of our manufacturing lead-times to help our customers reduce their product manufacturing time with more timely delivery. This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

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

          As of May 31, 2008, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $21.3 million and $27.6 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $18.6 million and $26.6 million, respectively. The increase in unbilled backlog is the result of growth in contract awards.

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

                          MANUFACTURING AND PRODUCTION

         Production consists of fabricating and assembling the mechanical and electronic hardware components and separately preparing the pyrotechnic charge used in the Company's cartridge devices. Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection. After assembly, the products are functionally tested on a sample basis. During fiscal year 2008, Hi-Shear had approximately 117 full time employees (including employees hired from temporary agencies), the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits. We have been safely handling and processing these fuels and oxidizers for over forty years.

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


ITEM 2.  PROPERTIES

         Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing, testing and assembly operations. The Company leases these offices pursuant to a five (5) year lease through August 31, 2012. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending facility in addition to conducting manufacturing and testing. We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company's operations for the foreseeable future.


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

         In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida. Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear's proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear's advantageous business relationships. After defendant filed, and the court ruled on a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI are resolved, and the court enters a subsequent order lifting the stay.

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

         In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance's counterclaims against Hi-Shear, to Florida's Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment including the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial. Alliance has filed its cross-appeal, parties' briefs on appeal have been filed, and the oral arguments to the appellate court were completed on June 25, 2008. The Florida Fifth District Court of Appeal will issue its decision regarding this appeal in due course. The Company is not able to estimate when the decision will be issued or the ultimate outcome of such decision.

         In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys' fees and litigation costs. In December 2006, the trial court entered an order denying Hi-Shear's motion for entitlement to recover its attorneys' fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury. In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys' fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts. The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear. Alliance has claimed the amount of reasonable attorneys' fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000. USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000. Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive.

         On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys' fees to be awarded to Alliance. At the hearing, Hi-Shear offered evidence and expert testimony to establish that Alliance's request for reasonable attorneys' fees and costs are excessive and that they should not have exceeded approximately $400,000. The trial court also issued an order requiring memoranda of law by the parties on the amount of costs to be awarded to Alliance and USBI.

         On July 28, 2008, the trial court sent a letter to Alliance's attorneys asking them to prepare a form of order regarding attorneys' fees. Hi-Shear received a copy of the letter on July 31, 2008. The letter does not specify the final amount of attorneys' fees to be awarded, and it indicates than an additional hearing will be required on specific issues. However, the letter also indicates that the trial court will make favorable rulings for Alliance on several issues, and it appears that the trial court may award to Alliance the preponderance of the attorneys' fees it seeks. On August 7, 2008, the trial court sent an additional letter to Alliance's attorneys addressing taxable costs that Alliance and USBI are entitled to recover.

         The final outcome of Hi-Shear's pending appeal and Alliance's pending cross-appeal may have an effect on an award of attorneys' fees and costs to Alliance. Although Hi-Shear believes that it will prevail on its appeal and that the trial court's order that it pay Alliance's and USBI's attorneys' fees and costs will be reversed, Hi-Shear believes that it is appropriate under generally accepted accounting principles to accrue an estimate of the fees and costs described in the court's letters. Although Hi-Shear is unable to determine the precise amount of attorney fees that will be awarded at this time, it believes that it is appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. This accrual does not include possible costs for prejudgment interest which may be assessed at the statutory rate dating from December, 2006. The ultimate award of an amount of attorneys' fees and costs against Hi-Shear, if any, will not have a material adverse impact on the Company's financial position and results of operations in the period a final fee and cost decision is made because an accrual of the estimated cost has been reflected in the current year's financial results. A reversal of this accrual amount in whole or in part in a subsequent period would have a positive impact on that period's financial results.

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

         None.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Hi-Shear's Common Stock is traded on the American Stock Exchange under the symbol "HSR". The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the American Stock Exchange composite tape, for the periods set forth below:

                                                           High           Low
                                                           ----           ---
         Fiscal Year 2008 ending May 31, 2008

                           4th Quarter                   $  11.94      $  10.50
                           3rd Quarter                      13.64         11.11
                           2nd Quarter                      13.34          9.07
                           1st Quarter                      10.59          7.00

         Fiscal Year 2007 ending May 31, 2007

                           4th Quarter                   $  12.11      $  10.15
                           3rd Quarter                      13.12          8.17
                           2nd Quarter                      11.70          6.16
                           1st Quarter                      18.90          8.68


         The Board of Directors approved and the Company paid two cash dividends during the fiscal year. The first cash dividend of $2,383,000, or $0.35 per share was paid October 8, 2007 to shareholders of record as of close of business October 5, 2007. The second cash dividend of $2,726,000, or $0.40 per share was paid April 11, 2008 to shareholders of record as of close of business April 1, 2008. The dividends were not special, and did not represent that the Company will pay dividends on a scheduled basis. Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

         The number of holders of record of Hi-Shear's Common Stock was 54 and the number of beneficial shareholders was approximately 1,136 as of July 3, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

         The following discussion of Hi-Shear's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, contains forward-looking statements about business strategies, market potential, and product launches and future financial performance that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. These factors include the acceptance and pricing of its new products, the development and nature of its relationship with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs and the economy in general.

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

         Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2008 would change both the amount of revenue and earnings recognized by approximately $113,000. We evaluate and update estimated costs to complete for open contracts on a regular basis. Those evaluations and updates include the participation of management and other key employees from all operational areas. Changed estimates to complete the contracts are then incorporated in the calculations of revenues and profits.

         Included in the inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The current method utilized in management's assessment is to evaluate individual items in the inventories and assess current or future contract requirements which may use inventory parts. A reserve is established for individual inventory parts based on said analysis. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2008 COMPARED WITH FISCAL YEAR ENDED MAY 31, 2007

         Strong customer demand for product resulted in $30,087,000 of orders received during the year in comparison to $25,969,000 for the previous year. Revenues recognized during fiscal year 2008 were $27,628,000, compared to the $20,550,000 of revenues recognized during fiscal year 2007. The increased revenues this year consisted of a higher concentration of satellite and launch vehicle products and resulted in increased profitability during the year. Utilizing an expanded workforce, production activities grew to meet the demand in both the electronic and pyrotechnic-based device product areas. The Company serviced over 200 separate space and defense projects during the year. Products used in space applications totaled 46% of total revenues while products manufactured for use in national missile defense accounted for 27% of total revenues.

         Cost of revenues for the fiscal year 2008 was $14,827,000, or 54% of revenues, compared to $11,652,000, or 57% of revenues, for the prior fiscal year. Cost containment programs, including utilization of new equipment, absorption of fixed overhead expenses by a larger labor base and continuing improvements in manufacturing procedures also contributed to the reduction in cost of revenues. There was a $42,000 increase to inventory reserves for fiscal year 2008.

         Gross margin continued to improve in both total amount and as a percentage of revenues. A higher concentration of satellite and launch vehicle products drove increased profitability and contributed to increasing gross margin percentages year over year. Gross margin for fiscal year 2008 increased $3,903,000 to $12,801,000, or 46% of revenues, from $8,898,000, or 43% of revenues, which was reported for fiscal year 2007. Consistent with year over year reductions to cost of revenues, the Company continues to realize gross margin improvement.

         Selling, general and administrative expenses were $3,413,000 for fiscal year 2008, compared to $2,974,000 in fiscal year 2007. The 15% increase or $439,000 is predominately an increase in consulting and accounting expenses.

Litigation Expenses
-------------------

         A total of $3,846,000 was charged to general and administrative expense during the year to reflect the costs related solely to the prosecution of the Alliance lawsuit and an estimate of possible fee and court cost awards adverse to the Company made related to the case. Legal expenses of $619,000 were disbursed to Hi-Shear legal representatives in addition to a $3,275,000 accrual made based on estimates of court letters related to possible amounts of legal fees to be awarded in the case adverse to Hi-Shear. This accrual does not include possible costs for prejudgment interest which may be assessed at the statutory rate dating from December, 2006. These expenses are exclusively related to this single lawsuit and have no effect on the direct operations of the Company. Hi-Shear has appealed the final judgment entered on its claims against Alliance to the Florida Fifth District Court of Appeals. See Item 3. Legal Proceedings.

         Operating Income of $5,542,000 was lower than the $5,673,000 for the prior year. The reduction of operating income was caused by the $3,846,000 litigation expenses related to the Alliance lawsuit as referred to above. Excluding this singular litigation expense, the operating income would have been $3,447,000 higher. This operating income (excluding litigation expense) of $8,989,000 yields a 52% increase over last year's operating income (excluding litigation expense) of $5,924,000. This increase is driven by the greater revenue produced in the year and favorable gross product margins.

----------------------------------------------------------------------------------------

                                        FISCAL YEAR 2008

                       Statement of Operations      Impact of    Statement of Operations
                              including            Litigation            without
                          Litigation Expense        Expenses        Litigation Expense
                       -----------------------    ------------   -----------------------
Revenues                    $ 27,628,000                              $ 27,628,000
Pre-tax Income               $ 5,586,000          $ 3,447,000          $ 9,033,000
Taxes                        $ 2,046,000          $ 1,263,000          $ 3,309,000
Net Income                   $ 3,540,000          $ 2,184,000          $ 5,724,000
Earnings per Share                $ 0.52               $ 0.32               $ 0.84

----------------------------------------------------------------------------------------

         The Company realized pre-tax income of $5,586,000, or 20% of revenues, for the fiscal year ended May 31, 2008, compared to pre-tax income of $5,673,000, or 28% of revenues, for the previous fiscal year. The reduction of 8% was driven by the litigation expenses described above; excluding litigation expenses, pre-tax income would have increased more than $3,400,000 resulting from process improvements and increased absorption of fixed overhead expenses by a larger labor base.

         Income tax expense for fiscal year 2008 was $2,046,000 and 37% of pre-tax income, compared to $2,255,000 and 40% of pre-tax income for fiscal year 2007. The decrease in income tax expense occurred primarily as a consequence of the corresponding decrease in pre-tax income, upon which reported income tax expense is principally based. The decrease in the percentage of pre-tax income from 40% to 37% is the result of the increase in the domestic production activity deduction (from 3% to 6%).

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the year ended May 31, 2008. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

         Net income for the fiscal year ended May 31, 2008 was $3,540,000, or $0.52 per share and 13% of revenues, compared to $3,418,000, or $0.50 per share and 17% of revenues, for the previous fiscal year. The net income increased 4% over last year including the litigation expenses and is driven by increased revenue and favorable product gross margins. The decline in net income as a percentage of total revenue is the result of the litigation expenses described above. Net income excluding this singular litigation expense was $5,724,000 or $0.84 per share, an increase of approximately $2,300,000 compared to last year. The Company's positive earnings and new orders during the year supported the distribution of two dividends to shareholders, a $0.35 per share dividend to shareholders in October, 2007 and a $0.40 per share dividend to shareholders in April, 2008. A total of $0.75 per share was paid to the shareholders of record during fiscal 2008.

         Fourth Quarter revenues were strong as improvements to manufacturing processes were enhanced and new orders were received. Revenues in the 4th quarter were $9,102,000 compared to $5,975,000 for the same quarter in fiscal year 2007. A strong customer demand for satellite and launch products contributed to higher gross margins and higher operating margins. Gross margin in the 4th quarter of fiscal year 2008 was 47% compared to 43% for the same period last year. The implementation of new automated equipment, operating efficiencies and lower overhead costs contributed to a strong gross margin. Operating margin in the 4th quarter of fiscal year 2008 was 5% compared to 30% for the same period last year due to litigation expenses described above. Cash balances continue to remain strong. All operating expenses are and have been covered by current cash balances and thus, there is no balance on the revolving line of credit the Company maintains with its Bank.

                               FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts were $8,111,000 and $6,363,000 respectively at the end of fiscal year 2008. The billed and unbilled amounts at the completion of fiscal year 2007 were $4,936,000 and $8,071,000 respectively. The accounts receivable balances at both May 31, 2008 and May 31, 2007 were not reduced for reserves on doubtful accounts. The increase in billed receivables of $3,175,000 can be attributed to the increase in contract performance resulting in billing opportunities, as well as the negotiation of interim billing events on long term contracts contributed to the higher billed balance.

         Unbilled receivables represent revenues recognized from fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts (generally tied to delivery of hardware), previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2008 were $6,363,000, compared to $8,071,000 at the end of fiscal year 2007. The decrease in unbilled receivables at May 31, 2008 can be attributed to the billing events described above.

         Inventories, net of reserves, decreased to $1,345,000 at May 31, 2008 from $1,569,000 at May 31, 2007. Inventory reserves, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $526,000 at May 31, 2008, compared to $484,000 at May 31, 2007.

         Trade accounts payable decreased to $740,000 at the end of fiscal year 2008 compared to $793,000 at the end of fiscal year 2007. Timing of receipts submitted to Hi-Shear for payment at the end of any fiscal month/year will directly impact the outstanding balance for invoices due. There are no disputed amounts included in accounts payable at May 31, 2008.

         At both May 31, 2008 and May 31, 2007, the Company did not have any bank debt and has available borrowing of up to $5,000,000 available from its commercial bank under a revolving line of credit maturing December 15, 2009 (See
Note 8). The Company also has available a $1,000,000 equipment letter of credit maturing January 31, 2009, and bearing interest under the same terms as the revolving line of credit. As of May 31, 2008, there was no existing balance on this instrument.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash of $5,994,000 was provided by operating activities during fiscal year 2008, compared to net cash of $1,910,000 that was provided by operating activities during fiscal year 2007. The increase in net operating cash flows between the two fiscal years was primarily the result of increases in accounts receivable and collections of accounts receivables as described above.

         To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. There was no outstanding balance under this line of credit at May 31, 2008. Since the maximum borrowing limit under the line of credit is $5,000,000, the amount available for borrowing at May 31, 2008 was $5,000,000. The line of credit is available to the Company through December 15, 2009, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at prime less .25% (4.75% at May 31, 2008) or at the Company's option LIBOR plus 2% (4.9% at May 31, 2008).

         The Company also has available a $1,000,000 equipment letter of credit maturing January 31, 2009, and bearing interest under the same terms as the revolving line of credit. As of May 31, 2008, there was no existing balance on this instrument.

         The business loan agreement contains various financial covenants that have been modified during the fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividend to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. In June, 2008 the fixed charge coverage ratio was modified effective February 29, 2008. The modification allows cash dividends to be excluded from the calculation if liquid assets on the day of distribution are at least $750,000. The covenants including current ratio (at least 2 to 1) and the fixed charge coverage ratio (1.25 to 1) shall exist as covenants under the loan agreement (although quarterly reporting is no longer required). At May 31, 2008, the Company was compliant with all of the financial covenants.

         The Company's management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. As a result of this arrangement, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet may be minimal if the need to sweep to cover line of credit balances exist. Because no balance existed on the line of credit at May 31, 2008, the need to "sweep" excess cash was not necessary and therefore reported "cash and cash equivalents" at that date was $1,655,000.

         With the approval of its Board of Directors, the Company paid two cash dividends of $2,383,000, or $0.35 per share and $2,726,000 and $0.40 per share, to shareholders of record as of the close of business October 5, 2007 and April 1, 2008 respectively. The dividends were not special, and did not represent that the Company will pay dividends on a scheduled basis.


ITEM 7.  FINANCIAL STATEMENTS

         The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of May 31, 2008, being the date of the most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of George W. Trahan, Chief Executive Officer and Jan L. Hauhe, Chief Financial Officer. Based upon that evaluation, both the Chief Executive Officer and Chief Financial Officer concluded that current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (SEC).

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         During the fiscal year ended May 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended May 31, 2008. Improvements to strengthen internal controls have been made during the current fiscal year and will continue to be made to address identified weaknesses.

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

         In connection with the preparation of our financial statements for the year ended May 31, 2008, certain internal control weaknesses became evident that require the following remedial actions to remove them from the material weakness category:

1. Documentation and surveillance of internal controls needs to be improved to fully support management's assessment of controls.
2. Design of financial closing procedures and controls needs to be improved to ensure compliance with new accounting pronouncements, regulations, and to prevent material misstatements.
3. Internal technical resources, regarding complex accounting and reporting issues, should be strengthened in the financial area.

         As part of the communications by Raimondo Pettit Group, with respect to their audit procedures for fiscal year 2008, Raimondo Pettit Group informed the CFO and CEO that these areas constituted material weaknesses as defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements," established by the Public Company Accounting Oversight Board (PCAOB).

         In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

         This 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Raimondo Pettit Group pursuant to temporary rules of the SEC that permit the Company to provide only Management's report in this 10-KSB.

ITEM 8B.  OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 and is incorporated herein by reference.


ITEM 13. EXHIBITS

         Exhibits: See "Exhibit Index", page 16.


ITEM 14. zPRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2008 and is incorporated herein by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HI-SHEAR TECHNOLOGY CORPORATION


Date: August 29, 2008                    By:  /s/ George W. Trahan
                                              ----------------------------------
                                              George W. Trahan
                                              President, Chief Executive Officer
                                              and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2008                    By:  /s/ George W. Trahan
                                              ----------------------------------
                                              George W. Trahan
                                              President, Chief Executive Officer
                                              and Chairman


                                         By:  /s/ Thomas R. Mooney
                                              ----------------------------------
                                              Thomas R. Mooney
                                              Director, Co-chairman of the Board


                                         By:  /s/ Jan L. Hauhe
                                              ----------------------------------
                                              Jan L. Hauhe
                                              Chief Financial Officer


                                         By:  /s/ Jack Bunis
                                              ----------------------------------
                                              Jack Bunis
                                              Director


                                         By:  /s/ Lawrence Moreau
                                              ----------------------------------
                                              Lawrence Moreau
                                              Director


                                         By:  /s/ John Zaepfel
                                              ----------------------------------
                                              John Zaepfel
                                              Director

                                          EXHIBIT INDEX
EXHIBIT NUMBER                             DESCRIPTIONS                                SEQUENTIALLY NUMBERED
--------------                             ------------                                ---------------------
3.1                Certificate of Incorporation, as amended(1)
3.2                Bylaws, as amended(2)
4.1                Form of Common Stock(3)
10.1               1993 Stock Option Plan(2)
10.2.3             Consulting Agreement with Thomas R. Mooney(17)
10.3.3             Employment Agreement with George W. Trahan(17)
10.4.1             Torrance Property Lease(6)
10.4.1.1           Torrance Property Lease Amendment #1(12)
10.4.1.2           Torrance Property Lease Amendment #2(15)
10.5.1             Form of Buy/Sell Agreement(6)
10.6               Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1             Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2             Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3             Promissory Note and Amendment Relating to U.S. Bank Credit Facility(7)
10.6.3.1           Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.2           Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(11)
10.6.3.3           Amendment to Promissory Note Relating to U.S. Bank Credit Facility(12)
10.6.3.4           Amendment to Promissory Note Relating to U.S. Bank Credit Facility(13)
10.6.3.5           Amendment to Promissory Note Relating to U.S. Bank Credit Facility(16)
10.6.3.6           Amendment to Promissory Note Relating to U.S. Bank Credit Facility(17)
10.6.4             Term Note Related to U.S. Bank Credit Facility(11)
10.6.4.1           Term Note Related to U.S. Bank Credit Facility(16)
10.7               Revolving Credit Note
10.7.1             Amendment to Revolving Credit Agreement and Loan Documents
16.2               Letter on Change in Certifying Accountant(9)
16.3               Letter on Change in Certifying Accountant (10)
20                 Form 8-K/A filed August 8, 2003(12)
23.1               Consent of Raimondo Pettit Group
31                 Rule 13a-14(a) Certifications
32                 Section 1350 Certifications

(1) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1994.
(2) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 1994.
(3) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT NO. 33-73972 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994.
(4) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1998.
(5) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 17, 1999.
(6) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 2000.
(7) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 2002.
(8) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 2002.
(9) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.2 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2003.
(10) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO EXHIBIT 16.3 TO FORM 8-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2003.
(11) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 19, 2003.
(12) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 30, 2004.
(13) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 2005.
(14) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 28, 2006.
(15) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-QSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 16, 2007.
(16) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-QSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 13, 2007.
(17) PREVIOUSLY FILED AND INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 2007.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Independent Auditors' Report.......................................          F-1

Balance Sheet......................................................          F-2

Statements of Operations...........................................          F-3

Statements of Stockholders' Equity  ...............................          F-4

Statements of Cash Flows   ........................................          F-5

Notes to Financial Statements......................................   F-6 - F-23

                              RAIMONDO PETTIT GROUP
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2008 and the results of its operations and its cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America


/s/ Raimondo Pettit Group


Torrance, California
August 27, 2008

HI-SHEAR TECHNOLOGY CORPORATION


BALANCE SHEET
MAY 31, 2008

ASSETS:
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                          $ 1,655,000
  Accounts receivable, net (Note 4)                                   14,474,000
  Inventories, net (Note 5)                                            1,345,000
  Deferred income taxes (Note 12)                                      2,430,000
  Prepaid expenses and other current assets                              182,000
                                                                     -----------
                        TOTAL CURRENT ASSETS                         $20,086,000

Land  (Note 7)                                                           846,000
Equipment, net (Note 6)                                                2,003,000
                                                                     -----------
                            TOTAL ASSETS                             $22,935,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                                 740,000
  Accrued liabilities (Note 9)                                         5,872,000
  Deferred revenue (Note 10)                                           1,204,000
  Current portion of obligations under capital leases (Note 11)           40,000
                                                                     -----------
                     TOTAL CURRENT LIABILITIES                       $ 7,856,000

Deferred income taxes (Note 12)                                          315,000
Obligation under capital leases (less current portion) (Note 11)          34,000
                                                                     -----------
                         TOTAL LIABILITIES                           $ 8,205,000

Commitments and Contingencies (Notes 8, 13 and 16)
Stockholders' Equity
  Preferred stock, $1.00 par value; 500,000 shares
    authorized;  no shares issued                                              0
  Common stock, $.001 par value - 25,000,000 shares
    authorized; 6,817,541 shares issued
    and outstanding at May 31, 2008                                        7,000
  Additional paid-in capital                                           7,823,000
  Retained earnings                                                    6,900,000
                                                                     -----------
                     TOTAL STOCKHOLDERS' EQUITY                      $14,730,000

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $22,935,000
                                                                     ===========

See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF OPERATIONS
YEAR ENDED MAY 31,

                                                         2008           2007
--------------------------------------------------------------------------------

REVENUES                                              $27,628,000    $20,550,000

Cost of Revenues                                       14,827,000     11,652,000
                                                      -----------    -----------

GROSS MARGIN                                           12,801,000      8,898,000

Selling, General and Administrative Expenses            3,413,000      2,974,000
Litigation Expense                                      3,846,000        251,000
                                                      -----------    -----------

OPERATING INCOME                                        5,542,000      5,673,000

Interest Income, Net                                       44,000              0
                                                      -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                        5,586,000      5,673,000

Income Tax Expense                                      2,046,000      2,255,000
                                                      -----------    -----------

NET INCOME                                            $ 3,540,000    $ 3,418,000
                                                      ===========    ===========


Earnings per Common Share - Basic                     $      0.52    $      0.50
                                                      -----------    -----------
Earnings per Common Share - Diluted                   $      0.52    $      0.50
                                                      -----------    -----------

Weighted # Common Shares Outstanding:
   Basic                                                6,808,000      6,778,000
                                                      -----------    -----------
   Diluted                                              6,825,000      6,812,000
                                                      -----------    -----------

See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2008 AND 2007


                                     Common Stock            Additional                        Total
                              ---------------------------     Paid-In        Retained      Stockholders'
                                 Shares         Amount        Capital        Earnings         Equity
-------------------------------------------------------------------------------------------------------

Balance, May 31, 2006            6,774,000   $      7,000   $  7,503,000   $  6,746,000    $ 14,256,000

   Stock based compensation             --             --         16,000             --          16,000
   Stock options exercised          11,000             --         48,000             --          48,000
   Dividend                             --             --             --     (1,695,000)     (1,695,000)
   Net Income                           --             --             --      3,418,000       3,418,000
                              ------------   ------------   ------------   ------------    ------------

Balance, May 31, 2007            6,785,000          7,000      7,567,000      8,469,000      16,043,000

   Stock based compensation             --             --        110,000             --         110,000
   Stock options exercised          33,000             --        146,000             --         146,000
   Dividend                             --             --             --     (5,109,000)     (5,109,000)
   Net Income                           --             --             --      3,540,000       3,540,000
                              ------------   ------------   ------------   ------------    ------------

Balance May 31, 2008             6,818,000   $      7,000   $  7,823,000   $  6,900,000    $ 14,730,000


See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION


STATEMENTS OF CASH FLOWS
YEAR ENDED MAY 31,
                                                             2008           2007
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income                                             $ 3,540,000    $ 3,418,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                          472,000        465,000
       Loss on disposition of inventory                       380,000              0
       Accrued losses on uncompleted contracts               (180,000)             0
       Provision for inventory reserves                        42,000         59,000
       Deferred income taxes, net                          (1,427,000)      (216,000)
       Stock based compensation                               110,000         16,000
  Changes in assets and liabilities:
       Accounts receivable                                 (1,449,000)    (2,087,000)
       Inventories                                            (18,000)       (18,000)
       Prepaid expenses and other assets                      (40,000)        28,000
       Trade accounts payable                                 (53,000)       (67,000)
       Accrued liabilities                                  3,619,000        348,000
       Deferred revenue                                       998,000        (36,000)
                                                          -----------    -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES     5,994,000      1,910,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                      (334,000)      (734,000)
                                                          -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES          (334,000)      (734,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                       146,000         48,000
  Payment of stock dividends                               (5,109,000)    (1,695,000)
  Payment on capital lease obligations                        (39,000)       (40,000)
                                                          -----------    -----------
              NET CASH USED IN FINANCING ACTIVITIES        (5,002,000)    (1,687,000)

                   NET INCREASE (DECREASE) IN CASH            658,000       (511,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                997,000      1,508,000
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 1,655,000    $   997,000
                                                          ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                       16,000         10,000
  Cash paid for taxes                                       3,529,000      2,337,000

  Non-cash investing and financing activities
    Stock based compensation                                  110,000         16,000

See Notes to Financial Statements.


                                      F-5

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Hi-Shear Technology Corporation designs and manufactures power cartridges, separation devices, electronic firing units and other special components used by the worldwide aerospace industry, the military and the National Aeronautics and Space Administration (NASA). The Company's aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government. The Company is dependent on the continuation of the satellite industry and government sponsored military and aerospace programs in order to maintain its revenues.

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

EQUIPMENT:

Equipment is recorded at cost. The Company also capitalizes certain material and labor incurred in connection with the construction of assets. Depreciation and amortization are charged against income using the straight-line method over the estimated useful service lives of the related assets. The principal lives used in determining depreciation and amortization rates are as follows: machinery and equipment, 3 to 10 years; autos, 5 years; tooling, 3 years; furniture and fixtures, 5 to 10 years.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the year ended May 31, 2008. Further, the Company is currently under audit by the Internal Revenue Service. The Company's management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

EARNINGS PER SHARE:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for fiscal years 2008 and 2007 did not change earnings per share.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                                            YEAR ENDED MAY 31,
                                                                         -----------------------
                                                                            2008         2007
EARNINGS PER COMMON SHARE - BASIC:
     Numerator:  earnings available for common Stockholder               $3,540,000   $3,418,000
     Denominator:  weighted average shares - basic                        6,808,000    6,778,000
     EARNINGS PER COMMON SHARE - BASIC                                   $     0.52   $     0.50
EARNINGS PER COMMON SHARE - DILUTED:
     Numerator:  earnings available for common Stockholder               $3,540,000   $3,418,000
     Denominator:  weighted average shares - diluted                      6,825,000    6,812,000
     EARNINGS PER COMMON SHARE - DILUTED                                 $     0.52   $     0.50
CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:
     Weighted Average # Common Shares Outstanding During the Period       6,808,000    6,778,000
     Effect of Dilutive Securities Options                                   17,000       34,000
                                                                         ----------   ----------
     Weighted # Common Shares and Dilutive Potential Common Stock
        used in Diluted EPS                                               6,825,000    6,812,000
                                                                         ==========   ==========

     Antidilutive shares not included in above calculation because the option price is less than the weighted average 12-month price
     Stock options outstanding                                                    0            0
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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. The fair value of grants is determined by published market values at the date of grant. The adoption of SFAS 123R resulted in additional stock-based compensation of $110,000 for the year ended May 31, 2008 and $16,000 for the year ended May 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS:

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company implemented FIN 48 during fiscal year 2008 with no material effect on the Company's financial position, results of operations or cash flows.

In September, 2006, the FASB issued Statement of Financial Accounting Standard 157 (SFAS 157), Fair Value Measurements. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November, 15, 2007. The Company's management does not expect a material impact on the Company's financial position, results of operations or cash flows as a result of the adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the SEC released Staff Accounting Bulleting (SAB) 110. SAB 110 specifies the use of a `simplified' method as described in SAB 107 in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123(R). As of June, 2006 the Company accounts for stock-based employee and non-employee transactions under SFAS 123 (R) and does not expect the implementation of SAB 110 to have a material impact on the Company's financial position, results of operations or cash flow.

In June 2008, the FASB issued Staff Position EITF 03-6-1. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years; early application is not permitted. The Company intends to implement EITF 03-6-1 during the quarter ended August 31, 2009. Management does not expect the adoption of this Staff Position to have a material effect on the Company's future financial position, results of operations or cash flow.

NOTE 2.  FOURTH QUARTER ADJUSTMENTS

There were no material fourth quarter adjustments.

NOTE 3.  MAJOR CUSTOMERS AND SUPPLIER CONCENTRATION

The Company derives a major portion of its revenues directly from sales to certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government. Sales to these major customers, which provided revenues during fiscal year 2008 in excess of 10% of total revenues, consist of the following:

                                                         2008           2007
                                                       --------       --------

Lockheed Martin                                           39%            37%
United States Government (Including NASA)                 19%            16%
Boeing                                                    13%            8%

At May 31, 2008, billed and unpaid accounts receivable included totals of $3,237,000, or 40% of total billed and unpaid accounts receivable, due from Lockheed Martin companies, $1,648,000, or 20% of total billed and unpaid accounts receivable, due from the U.S. Government entities, and $588,000 or 7% of total billed and unpaid accounts receivable, due from Boeing, respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ACCOUNTS RECEIVABLE

   Billed and unpaid receivables at May 31, 2007                   $  4,936,000
   Billed receivables for fiscal year 2008                           29,986,000
                                                                   ------------
                                                                     34,922,000
   Collected receivables for fiscal year 2008                        26,811,000
                                                                   ------------
   Billed and unpaid receivables at May 31, 2008                      8,111,000
                                                                   ------------

   Unbilled receivables at May 31, 2008:
      Unbilled receivables on contracts in process                    6,506,000
      Accrued losses on uncompleted contracts                          (180,000)
                                                                   ------------
      Unbilled receivables on completed contracts                        37,000
                                                                   ------------
                                                                      6,363,000
                                                                   ------------

   Total gross accounts receivable at May 31, 2008                   14,474,000
   Allowance for doubtful accounts                                            0
                                                                   ------------
   Total net accounts receivable at May 31, 2008                   $ 14,474,000
                                                                   ============

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2008 were $8,111,000 and $6,363,000, respectively.

The billed accounts receivable balance includes $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company's lawsuit against the United Space Alliance, LLP for alleged breaches of contracts. The Company has filed a Notice of Appeal of that jury verdict (See Note 13).

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. The Company is currently providing effort on one build-to-print contract for which it has a claim. The claim results from flaws on a customer provided build-to-print design. The Company is also providing effort on an aircraft project for which it has a claim. The claim results from a contract received with an additional option quantity priced; this device is procured on an annual basis from the customer. As of May 31, 2008 the Company had incurred additional costs outside the scope of the original contracts totaling $130,000. Included in revenue for the year ended May 31, 2008 was $469,000 and is classified as a current unbilled receivable on the balance sheet. Total customer price modifications are expected to be $648,000 for these contracts; there is currently no progress billings associated with these claims.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ACCOUNTS RECEIVABLE (CONTINUED)

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2008 are as follows:

   Total contracts in process                                      $ 54,990,000
                                                                   ============

   Total estimated costs                                           $ 22,807,000
   Add estimated earnings                                            12,201,000
                                                                   ------------

   Total revenue recognized                                          35,008,000
   Less amounts billed                                               29,669,000
                                                                   ------------
                                                                   $  5,339,000
                                                                   ============
   Unbilled receivables on contracts in process                    $  6,543,000
   Deferred revenue on contracts in process                          (1,204,000)
                                                                   ------------
                                                                   $  5,339,000
                                                                   ============

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2008 would change both the recognized revenue and earnings by approximately $113,000.

During the fiscal years 2008 and 2007, the Company generated revenues of approximately $2,785,000 and $2,073,000, respectively, from sources outside of the United States.

NOTE 5.  INVENTORIES

   Raw materials and component parts                                $   380,000
   Work-in-process                                                      918,000
   Finished goods                                                       573,000
                                                                    -----------
                                                                      1,871,000
   Less inventory reserves                                             (526,000)
                                                                    -----------

                           Total net inventory                      $ 1,345,000
                                                                    ===========

Included in inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company's management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company's past contracts relate to on-going programs, for which it will be awarded similar contracts. The current method utilized in management's assessment is to evaluate items in the inventories and assess current or future contract requirements which may use inventory parts. A reserve is established based on said analysis. Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  EQUIPMENT

   Machinery and equipment                                          $ 5,433,000
   Office equipment and furniture                                       562,000
   Leasehold improvements                                               369,000
   Production and test tooling                                          225,000
   Automobiles/delivery vehicle                                         187,000
   Projects in process                                                   13,000
                                                                    -----------
                                                                      6,789,000
   Less accumulated depreciation and amortization                    (4,786,000)
                                                                    -----------

                           Total net equipment                      $ 2,003,000
                                                                    ===========

For fiscal year 2008, the Company capitalized costs amounting to $21,000 that were incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal year 2008. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

Included in automobiles is $164,000 in capital leases, which is reduced by accumulated depreciation of $89,000 at May 31, 2008.

NOTE 7.  LAND

The Company owns twelve acres of land located in the Santa Clarita Business Park in Santa Clarita, California, on which it has several buildings that it uses for storage and blending of pyrotechnic powders utilized in many of its manufactured products.

NOTE 8.  BANK LINE OF CREDIT AND NOTES PAYABLE

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets.

At May 31, 2008 and throughout fiscal year 2008, the Company did not have outstanding balances on the revolving line of credit.

The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (4.75% at May 31, 2008) or at the Company's option LIBOR plus 2% (4.9% at May 31, 2008).

The Company also has available a $1,000,000 equipment letter of credit maturing January 31, 2009, and bearing interest under the same terms as the revolving line of credit. As of May 31, 2008, there was no existing balance on this instrument.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  BANK LINE OF CREDIT AND NOTES PAYABLE (CONTINUED)

The business loan agreement contains various financial covenants that have been modified during the fiscal year. On June 4th, 2007, the covenant requiring a quarterly certificate of compliance was removed; in addition, the requirement for the bank to pre-approve a dividend prior to payment was removed. Revised language specifies the Company may make periodic distribution of excess capital in the form of dividend to its shareholders if and only if at the time of such payment, the Company is in compliance with all provisions of the loan document, including (without limitation) all financial covenants, and no default under the agreement has occurred, is continuing or would result from the making of such payment. In June, 2008 the fixed charge coverage ratio was modified effective February 29, 2008. The modification allows cash dividends to be excluded from the calculation if liquid assets on the day of distribution are at least $750,000. The covenants including current ratio (at least 2 to 1) and the fixed charge coverage ratio (1.25 to 1) shall exist as covenants under the loan agreement (although quarterly reporting is no longer required). At May 31, 2008, the Company was compliant with all of the financial covenants.

NOTE 9.  ACCRUED CURRENT LIABILITIES

As of May 31, 2008, accrued current liabilities consist of the following:

   Accrued vacation                                                   $1,238,000
   Accrued salaries, wages and bonus                                     653,000
   Deferred compensation                                                 112,000
   Accrued commissions                                                   239,000
   Accrued facilities rent                                                61,000
   Accrued professional fees                                              54,000
   Accrued Alliance litigation costs                                   3,275,000
   Accrued income taxes                                                  218,000
   Miscellaneous                                                          22,000
                                                                      ----------

            Total accrued current liabilities                         $5,872,000
                                                                      ==========

NOTE 10.  DEFERRED REVENUE

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue was $1,204,000 at May 31, 2008.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11.  CAPITAL LEASES

The Company leases vehicles under capital leasing agreements which expire at various dates through July 2011. Future minimum lease payments are as follows:

Year ending May 31,

          2009                                                         $ 43,000
          2010                                                           36,000
          2011                                                            1,000
                                                                       --------
          Total minimum lease payments                                   80,000

          Amounts representing interest                                   6,000
                                                                       --------

          Present value of net minimum lease payments                    74,000

          Current maturities                                            (40,000)
                                                                       --------
                                                                       $ 34,000
                                                                       ========

NOTE 12.  INCOME TAXES

     Deferred income taxes at May 31, 2008 consist of the following:
     Current
       Deferred income tax asset:
          Accrued vacation                                          $   536,000
          Supplemental employee retirement plan                          48,000
          Inventory reserves                                            225,000
          Current year state tax expense                                272,000
          Accrued bonus                                                 161,000
          Accrued legal fees and litigation costs                     1,403,000
                                                                    -----------
       Total current deferred income tax asset                        2,645,000

       Deferred income tax liability:
          Prepaid expenses                                              (68,000)
          Deferred state taxes                                         (147,000)
                                                                    -----------
       Total current deferred income tax liability                     (215,000)
                                                                    -----------

     Net current deferred income tax asset                            2,430,000

     Non-current
       Deferred income tax liability:
          Fixed assets                                                 (315,000)
                                                                    -----------
       Total net non-current deferred tax liability                    (315,000)

     Total net deferred income taxes                                $ 2,115,000
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

The provision for income taxes consists of the following:

                                                    2008                2007
                                                 -----------        -----------
   Current tax expense:
               Federal                           $ 2,681,000        $ 1,905,000
               State                                 799,000            565,000
                                                 -----------        -----------
                                                 $ 3,480,000        $ 2,470,000
                                                 ===========        ===========

   Deferred tax expense (benefit)
               Federal                           $(1,134,000)       $  (166,000)
               State                                (300,000)           (49,000)
                                                 -----------        -----------
                                                 $(1,434,000)       $  (215,000)
                                                 ===========        ===========
   Total tax provision                           $ 2,046,000        $ 2,255,000
                                                 ===========        ===========

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

                                                        2008            2007
                                                     -----------    -----------
   Federal income tax computed at statutory rate     $ 1,899,000    $ 1,929,000
   Permanent differences                                (175,000)         8,000
   State taxes, net of federal benefit                   322,000        336,000
   Other state tax and minimum taxes                           0          7,000
   Tax Credits                                                 0        (25,000)
                                                     -----------    -----------
                                                     $ 2,046,000    $ 2,255,000
                                                     ===========    ===========

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2013. Rental expense under operating leases for the years ended May 31, 2008 and 2007 was approximately $656,000 and $660,000 respectively.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Maximum annual rentals under all non-cancelable operating leases are as follows:

                                          2009                        $  629,000
                                          2010                           646,000
                                          2011                           663,000
                                          2012                           681,000
                                    Thereafter                           181,000
                                                                      ----------
                                                                      $2,800,000
                                                                      ==========

$2,500,000 of the above lease commitment is for rent of the Company's offices and production facility in Torrance. The lease agreement for the facility extends through August 31, 2012.

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

In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida. Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear's proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear's advantageous business relationships. After defendant filed, and the court ruled on a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI are resolved, and the court enters a subsequent order lifting the stay.

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

In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance's counterclaims against Hi-Shear, to Florida's Fifth District Court of Appeal challenging the legal basis of the lower court's final judgment including the amounts of the recovery of Hi-Shear's damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court's judgments and questionable adverse rulings by the court during the entire course of the trial. Alliance has filed its cross-appeal, parties' briefs on appeal have been filed, and the oral arguments to the appellate court were completed on June 25, 2008. The Florida Fifth District Court of Appeal will issue its decision regarding this appeal in due course. The Company is not able to estimate when the decision will be issued or the ultimate outcome of such decision.

In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys' fees and litigation costs. In December 2006, the trial court entered an order denying Hi-Shear's motion for entitlement to recover its attorneys' fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury. In that same order, the court determined that instead,

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys' fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts. The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear. Alliance has claimed the amount of reasonable attorneys' fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000. USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000. Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive.

On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys' fees to be awarded to Alliance. At the hearing, Hi-Shear offered evidence and expert testimony to establish that Alliance's request for reasonable attorneys' fees and costs are excessive and that they should not have exceeded approximately $400,000. The trial court also issued an order requiring memoranda of law by the parties on the amount of costs to be awarded to Alliance and USBI.

On July 28, 2008, the trial court sent a letter to Alliance's attorneys asking them to prepare a form of order regarding attorneys' fees. Hi-Shear received a copy of the letter on July 31, 2008. The letter does not specify the final amount of attorneys' fees to be awarded, and it indicates than an additional hearing will be required on specific issues. However, the letter also indicates that the trial court will make favorable rulings for Alliance on several issues, and it appears that the trial court may award to Alliance the preponderance of the attorneys' fees it seeks. On August 7, 2008, the trial court sent an additional letter to Alliance's attorneys addressing taxable costs that Alliance and USBI are entitled to recover.

The final outcome of Hi-Shear's pending appeal and Alliance's pending cross-appeal may have an effect on an award of attorneys' fees and costs to Alliance. Although Hi-Shear believes that it will prevail on its appeal and that the trial court's order that it pay Alliance's and USBI's attorneys' fees and costs will be reversed, Hi-Shear believes that it is appropriate under generally accepted accounting principles to accrue an estimate of the fees and costs described in the court's letters. Although Hi-Shear is unable to determine the precise amount of attorney fees that will be awarded at this time, it believes that it is appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. This accrual does not include possible costs for prejudgment interest which may be assessed at the statutory rate dating from December, 2006.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, are granted and vested as determined by the Company's Stock Option Committee. Grants and/or options for up to 500,000 shares could be issued to employees or directors.

Stock options are valid for ten years and have various vesting schedules. Current options have 2 year, 3 year and 4 year vesting schedules. There were 35,500 options granted during fiscal year 2008.

Stock grants have various vesting schedules. Current grants vest 50% each six months following the date of grant. There were 9,750 grants issued during fiscal year 2008. The fair value of grants is determined by published market values at the date of grant.

The fair value of each option is estimated at the issue date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including fair value, expected terms, expected volatility, expected dividends, risk-free interest rate and expected forfeiture rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the computed fair value and resulting stock-based compensation expense could be different in the future. Furthermore, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock based compensation expense could be different from what is recorded in the current period. The fair value of the options granted in 2008 was calculated by using the following weighted-average assumptions: dividend rates of 2.47% and 3.1%; price volatility of 68.93% and 86.5%; risk-free interest rates of 4.21% and 3.28%; and expected life of five years. The fair value of options granted in 2007 was calculated using the following weighted-average assumptions: dividend rate of 4.7%; price volatility of 81.55%; risk-free interest rate of 4.96%; and expected life of six years.

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

As the Company has little to no history of actual forfeitures, nor any indication of pending forfeitures, the pre-vesting forfeiture rate is estimated to be zero.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the option plan and changes during fiscal years 2008 and 2007 is as follows:

                                              2008                   2007
                                      -------------------    -------------------
                                                 Weighted-             Weighted-
                                                  Average               Average
                                                 Exercise              Exercise
             Fixed Options             Shares      Price      Shares     Price
--------------------------------------------------------------------------------
Outstanding at beginning of year       52,834    $   4.20     71,500   $    4.32
     Granted                           35,500        9.75      2,000       10.94
     Exercised                        (32,584)       4.48    (10,500)       5.67
     Forfeited                         (5,281)       6.75    (10,166)       5.95
                                      -------                -------

Outstanding at end of year             50,469        7.66     52,834        4.20
                                      =======                =======

Exercisable at end of year             14,969        2.69     43,584        4.14


A summary of the status of the grant plan and changes during fiscal year 2008 is as follows:

                                                        2008
                                                     ----------
                              Fixed Grants             Shares
                    -------------------------------------------
                    Outstanding at beginning of year         0
                         Granted                         9,750
                         Exercised                           0
                         Forfeited                           0
                                                     ----------

                    Outstanding at end of year           9,750
                                                     ==========

At the end of fiscal year 2007, there were 498,000 shares available for issue. Including stock option and stock grant activity for the current year, there were 447,719 shares available for issue at the end of fiscal year 2008.

As a result of adopting SFAS 123(R), the Company recorded stock-based compensation of $110,000 during the year ended May 31, 2008. Stock based compensation of $56,000 was recorded for the 35,500 options issued during fiscal year 2008; stock based compensation of $54,000 was recorded for the 9,750 grants issued during fiscal year 2008. The Company elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

As of May 31, 2008, total unrecognized compensation costs related to stock options of $157,000 is expected to be recognized over a weighted-average period of 3 years. As of May 31, 2008, total unrecognized compensation costs related to stock grants of $54,000 is expected to be recognized over a weighted-average period of 6 months.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

Information relating to stock options at May 31, 2008 summarized by exercised price is as follows:

                         Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------  ---------------------------------
                                   Weighted-
                                    Average     Weighted-                            Weighted-
                                   Remaining     Average    Aggregate                 Average   Aggregate
      Range of         Number     Contractual   Exercise    Intrinsic     Number     Exercise   Intrinsic
   Exercise Price    Outstanding      Life        Price       Value     Exercisable    Price      Value
---------------------------------------------------------------------------------------------------------
$2.64 - $6.99            14,969    5.6 years   $    2.69   $   17,168       14,969   $   2.69   $ 17,168
$7.00 - $9.99            33,500    9.5 years        9.71      186,092            0          0          0
$10.00 - $12.00           2,000    9.0 years       10.49       12,253            0          0          0
                    ------------                           -----------  -----------             ---------

                         50,469                $    7.66   $  215,513       14,969   $   2.69   $ 17,168
                    ============                           ===========  ===========             =========

Information relating to stock grants at May 31, 2008 summarized by exercised price is as follows:

                               Grants Outstanding
                     --------------------------------------
                                     Weighted-
                                      Average
                                     Remaining   Aggregate
                         Number     Contractual  Intrinsic
                       Outstanding      Life       Value
                     --------------------------------------
                            9,750    0.5 years   $ 107,506

                            9,750                $ 107,506
                     =============               ==========


Information related to non-vested stock options at May 31, 2008 is as follows:

                                                              Weighted Average
                                              Number of          Issue Date
                                                Shares      Fair Value Per Share
                                              ---------     --------------------

   Non-Vested Options at May 31, 2007             5,625     $               2.69
   Issued                                        35,500                     9.75
   Vested                                         4,750                     2.68
   Forfeited                                        875                    10.94
                                              ---------     --------------------
   Non-Vested Options at May 31, 2008            35,500     $               9.75
                                              =========     ====================

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)

Information relating to non-vested stock grants at May 31, 2008 is as follows:

                                                              Weighted Average
                                              Number of          Issue Date
                                                Shares      Fair Value Per Share
                                              ---------     --------------------

Non-Vested Grants at May 31, 2007                     0     $               0.00
Issued                                            9,750                    11.76
Vested                                            4,875                    11.76
Forfeited                                             0                     0.00
                                              ---------     --------------------
Non-Vested Grants at May 31, 2008                 4,875     $              11.76
                                              =========     ====================

NOTE 15.  RELATED PARTIES

A director of the Company performs consulting services for the Company under a two-year contract that expires February 28, 2009. The Company incurred $254,000 and $229,000 of consulting fees for the years ended May 31, 2008 and 2007, respectively.

NOTE 16. 401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company's Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2008 and 2007.