Form 10QSB
period 2008-08-31
HI SHEAR TECHNOLOGY CORP
filed 2008-10-15
CIK 918027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008
                               ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,819,291 of Common Stock, $.001 par value as of October 3, 2008.

Transitional Small Business Disclosure Format (Check one):      [ ] Yes   [X] No

                         HI-SHEAR TECHNOLOGY CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets ......................................................1
                  August 31, 2008 (unaudited) and May 31, 2008

         Statements of Operations ............................................2
                  Three-months ended August 31, 2008 (unaudited) and August 31, 2007 (unaudited)

         Statements of Cash Flows.............................................3
                  Three-months ended August 31, 2008 (unaudited) and August 31, 2007 (unaudited)

         Notes to Financial Statements (unaudited) ...........................4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ..............10
              CONDITION AND RESULTS OF OPERATIONS

     ITEM 3 - CONTROLS AND PROCEDURES.........................................14

PART II - OTHER INFORMATION

     ITEM 5 - BOARD OF DIRECTORS APPROVAL FOR CASH DIVIDEND PAYMENT ..........14

     ITEM 6 - EXHIBITS .......................................................14

     SIGNATURES ..............................................................15

PART I  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
                                                           AUGUST 31,     MAY 31,
                                                             2008           2008
                                                          (UNAUDITED)
                                                          -----------   -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                               $ 6,858,000   $ 1,655,000
  Accounts receivable, net (Note 2)                         9,769,000    14,474,000
  Inventories, net                                          2,094,000     1,345,000
  Deferred income taxes                                     2,251,000     2,430,000
  Prepaid expenses and other current assets                   318,000       182,000
                                                          -----------   -----------
                     TOTAL CURRENT ASSETS                 $21,290,000   $20,086,000

Land                                                          846,000       846,000
Equipment, net                                              1,973,000     2,003,000
                                                          -----------   -----------
                         TOTAL ASSETS                     $24,109,000   $22,935,000
                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Bank line of credit/note payable (Note 3)               $         0   $         0
  Trade accounts payable                                      678,000       740,000
  Accrued liabilities (Note 4)                              6,182,000     5,872,000
  Deferred revenue (Note 5)                                   930,000     1,204,000
  Current portion of obligations under capital leases          40,000        40,000
                                                          -----------   -----------
                   TOTAL CURRENT LIABILITIES              $ 7,830,000   $ 7,856,000

Deferred income taxes                                         302,000       315,000
Obligation under capital leases (less current portion)         24,000        34,000
                                                          -----------   -----------
                       TOTAL LIABILITIES                  $ 8,156,000   $ 8,205,000

Stockholders' Equity
   Preferred stock, $1.00 par value; 500,000 shares
     authorized;  no shares issued                                  0             0
  Common stock, $.001 par value - 25,000,000 shares
    authorized; 6,819,291 and 6,817,541 shares issued
    and outstanding at August 31, 2008 and May 31, 2008
    respectively                                                7,000         7,000
  Additional paid-in capital                                7,880,000     7,823,000
  Retained earnings                                         8,066,000     6,900,000
                                                          -----------   -----------
                  TOTAL STOCKHOLDERS' EQUITY              $15,953,000   $14,730,000
                                                          -----------   -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $24,109,000   $22,935,000
                                                          ===========   ===========

See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE-MONTH PERIOD ENDED
                                                               AUGUST 31,
                                                          2008           2007
                                                       ----------     ----------

REVENUES                                               $6,044,000     $5,659,000

Cost of Revenues                                        3,073,000      2,837,000
                                                       ----------     ----------

GROSS MARGIN                                            2,971,000      2,822,000

Selling, General and Administrative Expenses            1,019,000        958,000
                                                       ----------     ----------

OPERATING INCOME                                        1,952,000      1,864,000

Interest Income, Net                                       11,000         12,000
                                                       ----------     ----------

INCOME BEFORE INCOME TAX EXPENSE                        1,963,000      1,876,000

Income Tax Expense                                        797,000        746,000

NET INCOME                                             $1,166,000     $1,130,000
                                                       ==========     ==========


Earnings per Common Share - Basic                      $     0.17     $     0.17
                                                       ----------     ----------
Earnings per Common Share - Diluted                    $     0.17     $     0.17
                                                       ----------     ----------

Weighted # Common Shares Outstanding:
   Basic                                                6,818,000      6,790,000
                                                       ----------     ----------
   Diluted                                              6,833,000      6,806,000
                                                       ----------     ----------

See Notes to Financial Statements.



HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                 THREE-MONTH PERIOD ENDED
                                                                        AUGUST 31,
                                                                   2008            2007
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 1,166,000    $ 1,130,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                 113,000        122,000
      Accrued losses on uncompleted contracts                       (50,000)             0
      Provision for inventory reserves                                    0         15,000
      Deferred income taxes, net                                    167,000         71,000
      Stock based compensation                                       52,000          2,000
  Changes in assets and liabilities:
      Accounts receivable                                         4,705,000       (685,000)
      Inventories                                                  (699,000)      (432,000)
      Prepaid expenses and other assets                            (136,000)      (149,000)
      Trade accounts payable                                        (62,000)       157,000
      Accrued liabilities                                           310,000        571,000
      Deferred revenue                                             (274,000)       207,000
                                                                -----------    -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES          5,292,000      1,009,000
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                             (83,000)      (158,000)
                                                                -----------    -----------
                 NET CASH USED IN INVESTING ACTIVITIES              (83,000)      (158,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from equipment line of credit                                  0        295,000
  Proceeds from stock options exercised                               4,000         75,000
  Payment of stock dividends                                              0              0
  Payment on capital lease obligations                              (10,000)       (10,000)
                                                                -----------    -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (6,000)       360,000
                                                                -----------    -----------

                          NET INCREASE IN CASH                    5,203,000      1,211,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,655,000        997,000
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 6,858,000    $ 2,208,000
                                                                ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                            1,000          3,000
    Cash paid for taxes                                             244,000        265,000

    Non-cash investing and financing activities
      Stock based compensation                                       52,000          2,000

See Notes to Financial Statements.

                                       3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION

              Reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2008. The unaudited Financial Statements included in this Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted. Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. In management's opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period ended August 31, 2008. These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2008.

              In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended August 31, 2008. The Company's management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of such examination. Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return. The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

         2.   ACCOUNTS RECEIVABLE

              Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short and long term contracts. Billed and unbilled receivables at August 31, 2008 were $3,099,000 and $6,670,000, respectively, compared to billed and unbilled receivables at May 31, 2008 of $8,111,000 and $6,363,000 respectively.

              Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

         3.   BANK LINE OF CREDIT AND NOTES PAYABLE

              The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans. Borrowings under this business loan agreement are collateralized by the Company's assets. At both August 31, 2008 and May 31, 2008, the Company did not have any bank debt related to the revolving line of credit. The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (4.75% at August 31, 2008) or at the Company's option LIBOR plus 2% (5.17% at August 31, 2008). The Company also has available a $1,000,000 equipment line of credit maturing January 31, 2009, and bearing interest under the same terms as the revolving line of credit. As of August 31, 2008, the balance on this instrument was $0. The business loan agreement contains various financial covenants that have not been modified during the current fiscal year. The Company is in compliance with all bank covenants as of August 31, 2008.

         4.   ACCRUED LIABILITIES

              As of August 31, 2008 and May 31, 2008, accrued liabilities consisted of the following:

                                                         August 31,     May 31,
                                                            2008         2008
                                                         ----------   ----------
              Accrued vacation                           $1,283,000   $1,238,000
              Accrued salaries, wages and bonus             677,000      653,000
              Deferred compensation                         111,000      112,000
              Accrued commissions                            80,000      239,000
              Accrued facilities rent                        67,000       61,000
              Accrued professional fees                      63,000       54,000
              Accrued Alliance litigation costs           3,275,000    3,275,000
              Accrued income taxes                          608,000      218,000
              Miscellaneous                                  18,000       22,000
                                                         ----------   ----------


                             Total accrued liabilities   $6,182,000   $5,872,000
                                                         ==========   ==========


         5.   DEFERRED REVENUE

              Deferred revenue is composed of amounts billed to customers in excess of revenues earned and cost incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and "deferred revenue" on the balance sheet is reclassified to earned "revenue" on the statements of operations. Deferred revenue at August 31, 2008 was $930,000, compared to deferred revenue at May 31, 2008 of $1,204,000.

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

              The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $52,000 is included in selling, general and administrative expense for the period ended August 31, 2008.

         7.   EARNINGS PER SHARE:

              Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period. EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three months ended August 31, 2008 and August 31, 2007 did not change the earnings per share for either of those periods. Earnings per share for the three month periods ended August 31, 2008 and August 31, 2007 for comparative purposes are provided below.

              The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

                                                            THREE-MONTH PERIOD ENDED
                                                                   AUGUST 31,
                                                               2008         2007
                                                            ----------   ----------
EARNINGS PER COMMON SHARE - BASIC:
   Numerator:  earnings available for common Stockholders   $1,166,000   $1,130,000

   Denominator:  weighted average shares - basic             6,818,000    6,790,000

   Earnings per common share - basic                        $     0.17   $     0.17

EARNINGS PER COMMON SHARE - DILUTED:
   Numerator:  earnings available for common Stockholder    $1,166,000   $1,130,000

   Denominator:  weighted average shares - diluted           6,833,000    6,806,000

   Earnings per common share - diluted                      $     0.17   $     0.17

CALCULATION OF WEIGHTED AVERAGE COMMON SHARE - DILUTED:
   Weighted Average Number of Common Shares Outstanding
     During the Period                                       6,818,000    6,790,000

   Effect of Dilutive Securities Options                        15,000       16,000
                                                            ----------   ----------

   Weighted Number of Common Shares and Dilutive
     Potential Common Stock used in Diluted EPS              6,833,000    6,806,000
                                                            ==========   ==========

   Antidilutive shares not included in above calculation
     because the option price is less than the weighted
     average 3-month price:
        Stock options outstanding                                    0        4,000
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

              In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys' fees and litigation costs. In December 2006, the trial court entered an order denying Hi-Shear's motion for entitlement to recover its attorneys' fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury. In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys' fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts. The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear. Alliance has claimed the amount of reasonable attorneys' fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000. USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000. Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive. In addition, as described below, the Court awarded to Alliance and USBI pre-judgment interest on litigation costs in the amount of approximately $90,000 through August 31, 2008. The Court may also award pre-judgment interest on any attorneys fees awarded at the statutory rate.

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

              On July 28, 2008, the trial court sent a letter to Alliance's attorneys asking them to prepare a form of order regarding attorneys' fees. Hi-Shear received a copy of the letter on July 31, 2008. The letter does not specify the final amount of attorneys' fees to be awarded, and it indicates than an additional hearing will be required on specific issues. However, the letter also indicates that the trial court will make favorable rulings for Alliance on several issues, and it appears that the trial court may award to Alliance substantial amounts of the attorneys' fees it seeks. On August 7, 2008, the trial court sent an additional letter to Alliance's attorneys addressing taxable costs that Alliance and USBI are entitled to recover. On September 15, 2008, the trial court sent an additional letter to Alliance's attorneys addressing interest on litigation costs that Alliance and USBI are entitled to recover.

              The final outcome of Hi-Shear's pending appeal and Alliance's pending cross-appeal may have an effect on an award of attorneys' fees and costs to Alliance. Although Hi-Shear believes that it will prevail on its appeal and that the trial court's order that it pay Alliance's attorneys' fees and costs will be reversed, Hi-Shear believed that it was appropriate under generally accepted accounting principles to accrue an estimate of the fees, costs and pre-judgment interest on fees and costs described in the court's letters. Although Hi-Shear is unable to determine the precise amount of attorney fees that will be awarded at this time, it believed that it was appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008.

              The Company believes that the ultimate award of an amount of attorneys' fees costs and interest against Hi-Shear, if any, will not have a material adverse impact on the Company's financial position and results of operations in the period a final fee and cost decision is made because an accrual of the estimated cost has been reflected in the fiscal year 2008 financial results. The accrual is based, in part, on the Company's estimate of attorneys' fees that the Court may award Alliance, based on letters from the Court instructing that a subsequent hearing be held to determine the amount of reductions to the Alliance's attorneys' fees. If, however, the Court were to award Alliance the entirety of the attorneys' fees they seek, as well as pre-judgment interest on such fees, the Company would be required to accrue an additional amount of approximately $675,000.

              If the Company prevails in its appeal, and the Court determines that its award of attorneys' fees is therefore in error, the Company would reverse the accrual. A reversal of this accrual amount in whole or in part in a subsequent period would have a positive impact on that period's financial results.

              In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

         9.   SUBSEQUENT EVENTS

              On October 9, 2008, the Company's Board of Directors approved a cash dividend of $0.50 per share to shareholders of record as of the close of business October 24, 2008. The dividend will be paid on October 27, 2008, and is estimated at $3,410,000 for the 6,819,291 outstanding shares. The ex-dividend date is October 22, 2008.

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

         THREE MONTHS ENDED AUGUST 31, 2008 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2007

         Revenues recognized during the first quarter ended August 31, 2008 were $6,044,000, which is an increase of $385,000 or 7% from the revenue recognized during the same quarter last year. Revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of customer backlog. Increased activity on military aircraft products accounted for the increased revenues in the quarter.

         Cost of revenues for the quarter ended August 31, 2008 was $3,073,000, or 51% of revenues, compared to $2,837,000, or 50% of revenues, for the same quarter last year. The increase in cost of revenues by $236,000 corresponds to the increase in revenues between the same two quarters, as noted above. The percentage cost of revenue also increased. This slight increase is attributable to the variability in the mix of contracts serviced during the quarter.

         Gross margin for the quarter ended August 31, 2008 increased $149,000 to $2,971,000, and 49% of revenues, from $2,822,000, and 50% of revenues, reported for the same quarter last year. Gross margin increased due to the increased volume of manufacturing activity during the quarter. Gross margin as a percentage of revenue was slightly less because of an increase in lower margin military aircraft components being processed during the quarter.

         Selling, general and administrative expenses increased by $61,000 from $958,000 during the quarter ended August 31, 2007 to $1,019,000 during the quarter ended August 31, 2008. While selling, general and administrative expenses increased by dollars, it remained the same as a percentage of gross margin consistent with cost cutting measures for fixed administrative costs.

         The Company realized pre-tax income of $1,963,000, or 32% of revenues, for the quarter ended August 31, 2008, compared to pre-tax income of $1,876,000, or 33% of revenues, for the same quarter last year. The $87,000 and 1% decrease is the result of increases in revenue and increases in cost of revenues described above.

         Income tax expense for the first quarter ended August 31, 2008 was $797,000 and 41% of pre- tax income, compared to $746,000 and 40% of pre-tax income for the first quarter ended August 31, 2007. The $51,000 increase in income tax expense wholly corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company's financial position and results of operations for the quarter ended August 31, 2008. The Company's management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company's management does not anticipate any material adjustments that may arise as the result of such examination. Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return. The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

         Net income for the quarter ended August 31, 2008 was $1,166,000, or $0.17 per share, compared to net income of $1,130,000, or $0.17 per share, for the quarter ended August 31, 2007.

         In recognition of the Company's strong operational results, a dividend in the amount of $0.50 per share was declared payable to shareholders of record as of the close of business October 24, 2008.

         FINANCIAL CONDITION

         Accounts receivable balances, which consist of billed and unbilled amounts, plus claims receivable, were $9,769,000 and $14,474,000 at August 31, 2008 and May 31, 2008, respectively. The billed component of the total accounts receivable balance at August 31, 2008 was $3,099,000 compared to $8,111,000 at May 31, 2008. The total accounts receivable balances at both August 31, 2008 and May 31, 2008 include $58,000 for the amount of a jury verdict in the Company's lawsuit against the United Space Alliance ("Alliance"). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both August 31, 2008 and May 31, 2008 were not reduced for reserves on doubtful accounts due to the Company's past experience on collecting monies due. Billed accounts receivable decreased $5,012,000 from the balance as of May 31, 2008 due to prompt cash collection.

         Unbilled receivables represent revenues recognized from long term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2008 were $6,670,000 compared to $6,363,000 at May 31, 2008. Unbilled accounts receivable increased $307,000; the increase is due to work completed on programs whose billing events have not yet been achieved.

         The total accounts receivable balance is 46% of current assets and 41% of total assets. Other than the lawsuit regarding unpaid balances with United Space Alliance, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

         Inventories, net of reserves, increased from $1,345,000 at May 31, 2008 to $2,094,000 at August 31, 2008. The $749,000 increase in net inventory balance was primarily the result of the cumulative cost of acquiring long lead time materials for contracts and performing efforts on building units in anticipation of allocation to current and future contracts. Inventory reserves in the amount of $526,000, which are established in accordance with management's estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, remained unchanged at August 31, 2008 from the balance at May 31, 2008.

         Trade accounts payable decreased from $740,000 at May 31, 2008 to $678,000 at August 31, 2008. There are no disputed amounts included in accounts payable at August 31, 2008.

         Accrued liabilities increased by $310,000 due mostly to the increase in accrued income taxes. The accrued income taxes balance at August 31, 2008 includes the estimate of the first quarter taxes due; the balance at May 31, 2008 included only the estimated remaining payment of taxes due for fiscal year 2008.

         At both August 31, 2008 and May 31, 2008 the Company did not have any bank debt on its revolving line of credit or equipment loan.

         The Company has considered the implications and risks associated with the current banking financial environment and have taken steps to ensure its cash balances are protected from loss.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated by operating activities during the quarter ended August 31, 2008 was $5,292,000, compared to net cash of $1,009,000 that was provided by operating activities during the same quarter last year. The $4,283,000 increase in net operating cash flows between the two quarters is primarily the result of an increase in billings and collections from billed accounts receivable during the quarter ended August 31, 2008 compared to the same quarter last year.

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

         The business loan agreement contains various financial covenants that have not been modified during the current fiscal year. The Company is in compliance with all covenants as of August 31, 2008.

         In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain "zero balances" in its disbursement and depository accounts for the purpose of "sweeping" excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported "cash and cash equivalents" amounts reflected on the Company's balance sheet occasionally are minimal. However, the need to "sweep" excess cash at August 31, 2008 did not exist, and therefore reported "cash and cash equivalents" at that date was $6,858,000.

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

         The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the three months ended August 31, 2008 was reduced by $52,000. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the first quarter of fiscal 2009.

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

         On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting. Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company's Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. There were no options granted during the quarter ended August 31, 2008.

ITEM 3  -  CONTROLS AND PROCEDURES

         The Company conducted an internal evaluation of its disclosure controls and procedures with George W. Trahan, President and Chief Executive Officer (CEO) and Jan L. Hauhe, Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective with the on-going improvement being made described in the Company's 2008 annual report. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officers' evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 5 - BOARD OF DIRECTORS APPROVAL FOR A CASH DIVIDEND PAYMENT

         On October 9, 2008, the Company's Board of Directors approved a cash dividend of $0.50 per share to shareholders of record as of the close of business October 24, 2008. The dividend will be paid on October 27, 2008, and is estimated at $3,410,000 for the 6,819,291 outstanding shares. The ex-dividend date is October 22, 2008.

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


                                         HI-SHEAR TECHNOLOGY CORPORATION



Date: October 15, 2008                   by:   /s/ George W. Trahan
      -----------------------                  ---------------------------------
                                               George W. Trahan
                                               President, CEO and Chairman



Date: October 15, 2008                   by:   /s/ Jan L. Hauhe
      -----------------------                  ---------------------------------
                                               Jan L. Hauhe
                                               Chief Financial Officer