Form 10-Q
period 2008-11-30
HI SHEAR TECHNOLOGY CORP
filed 2009-01-14
CIK 918027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number   001-12810

Hi-Shear Technology Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	22-2535743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24225 Garnier Street, Torrance, CA  90505-5355
(Address of principal executive offices)

(310) 784-2100
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non –accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,819,291 of Common Stock, $.001 par value as of November 30, 2008.

Transitional Small Business Disclosure Format (Check one):[  ] Yes   [X] No

HI-SHEAR TECHNOLOGY CORPORATION

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements

Balance Sheets	1
November 30, 2008 (unaudited) and May 31, 2008

Statements of Operations	2
Six-months and three-months ended November 30, 2008 (unaudited) and November 30, 2007 (unaudited)

Statements of Cash Flows	3
Six-months ended November 30, 2008 (unaudited) and November 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)	4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 - Controls and Procedures	14

Part II – Other Information

Item 4 – Submission of Matters to a Vote of Security Holders	14

Item 5 – Other Information	15

Item 6 – Exhibits	15

Signatures	16

i

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
	November 30,	May 31,
	2008	2008
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,867,000	$1,655,000
Accounts receivable, net (Note 2)	11,305,000	14,474,000
Inventories, net	2,419,000	1,345,000
Deferred income taxes	2,515,000	2,430,000
Prepaid expenses and other current assets	287,000	182,000
Total current assets	$19,393,000	$20,086,000

Land	846,000	846,000
Equipment, net	1,981,000	2,003,000
Total assets	$22,220,000	$22,935,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Bank line of credit/note payable (Note 3)	$0	$0
Trade accounts payable	655,000	740,000
Accrued liabilities (Note 4)	6,229,000	5,872,000
Deferred revenue (Note 5)	525,000	1,204,000
Current portion of obligations under capital leases	40,000	40,000
Total current liabilities	$7,449,000	$7,856,000

Deferred income taxes	300,000	315,000
Obligation under capital leases (less current portion)	14,000	34,000
Total liabilities	$7,763,000	$8,205,000

Stockholders' Equity
Preferred stock, $1.00 par value; 500,000 shares
authorized; no shares issued	0	0
Common stock, $.001 par value - 25,000,000 shares
authorized; 6,819,291 and 6,817,541 shares issued
and outstanding at November 30, 2008 and
May 31, 2008 respectively	7,000	7,000
Additional paid-in capital	7,955,000	7,823,000
Retained earnings	6,495,000	6,900,000
Total stockholders' equity	$14,457,000	$14,730,000

Total liabilities and stockholders' equity	$22,220,000	$22,935,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six-Month Period Ended		Three-Month Period Ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenues	$13,112,000	$12,228,000	$7,069,000	$6,568,000

Cost of Revenues	6,033,000	6,371,000	2,960,000	3,533,000

Gross Margin	7,079,000	5,857,000	4,109,000	3,035,000

Selling, General and Administrative Expenses	2,044,000	1,847,000	1,025,000	889,000

Operating Income	5,035,000	4,010,000	3,084,000	2,146,000

Interest Income (Expense), Net	(54,000)	21,000	(66,000)	9,000

Income before Income Tax Expense	4,981,000	4,031,000	3,018,000	2,155,000

Income Tax Expense	1,975,000	1,574,000	1,178,000	829,000

Net Income	$3,006,000	$2,457,000	$1,840,000	$1,326,000

Earnings per Common Share - Basic	$0.44	$0.36	$0.27	$0.19
Earnings per Common Share - Diluted	$0.44	$0.36	$0.27	$0.19

Weighted # Common Shares Outstanding:
Basic	6,819,000	6,801,000	6,819,000	6,813,000
Diluted	6,828,000	6,813,000	6,829,000	6,826,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six-Month Period Ended
	November 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$3,006,000	$2,457,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	225,000	243,000
Accrued losses on uncompleted contracts	101,000	0
Provision for inventory reserves	0	15,000
Deferred income taxes, net	(100,000)	(130,000)
Stock based compensation	126,000	7,000
Changes in assets and liabilities:
Accounts receivable	3,169,000	432,000
Inventories	(1,175,000)	(336,000)
Prepaid expenses and other assets	(105,000)	(125,000)
Trade accounts payable	(85,000)	(191,000)
Accrued liabilities	357,000	376,000
Deferred revenue	(679,000)	56,000
Net cash provided by operating activities	4,840,000	2,804,000

Cash Flows From Investing Activities
Purchase of equipment	(203,000)	(226,000)
Net cash used in investing activities	(203,000)	(226,000)

Cash Flows from Financing Activities
Proceeds from equipment line of credit	0	295,000
Proceeds from stock options exercised	5,000	117,000
Payment of stock dividends	(3,410,000)	(2,383,000)
Payment on capital lease obligations	(20,000)	(20,000)
Net cash provided by (used in) financing activities	(3,425,000)	(1,991,000)

Net increase in cash	1,212,000	587,000

Cash and Cash Equivalents, beginning of period	1,655,000	997,000

Cash and Cash Equivalents, end of period	$2,867,000	$1,584,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	2,000	11,000
Cash paid for taxes	2,151,000	1,825,000

Non-cash investing and financing activities
Stock based compensation	126,000	7,000

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation

Reference is made to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008.  The unaudited Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.  Operating results for the three-month and six-month periods ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.  In management’s opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods ended November 30, 2008.  These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter or six-month period ended November 30, 2008.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

2.	Accounts Receivable

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short and long term contracts. Billed and unbilled receivables at November 30, 2008 were $4,617,000 and $6,688,000, respectively, compared to billed and unbilled receivables at May 31, 2008 of $8,111,000 and $6,363,000 respectively.

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

3.	Bank Line of Credit and Notes Payable

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans.  Borrowings under this business loan agreement are collateralized by the Company's assets.  At both November 30, 2008 and May 31, 2008, the Company did not have any bank debt related to the revolving line of credit.  The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (3.75% at November 30, 2008) or at the Company's option LIBOR plus 2% (4.62% at November 30, 2008).  The Company also has available a $1,000,000 equipment line of credit maturing January 31, 2009, and bearing interest under the same terms as the revolving line of credit.  As of November 30, 2008, the balance on this instrument was $0.  The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The Company is in compliance with all bank covenants as of November 30, 2008.

4.	Accrued Liabilities

As of November 30, 2008 and May 31, 2008, accrued liabilities consisted of the following:

	November 30, 2008	May 31, 2008

Accrued vacation	$1,325,000	$1,238,000
Accrued salaries, wages and bonus	1,084,000	653,000
Deferred compensation	110,000	112,000
Accrued commissions	79,000	239,000
Accrued facilities rent	69,000	61,000
Accrued professional fees	49,000	54,000
Accrued Alliance litigation costs	3,352,000	3,275,000
Accrued income taxes	151,000	218,000
Miscellaneous	10,000	22,000

Total accrued liabilities	$6,229,000	$5,872,000

5.	Deferred Revenue

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and cost incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and “deferred revenue” on the balance sheet is reclassified to earned “revenue” on the statements of operations. Deferred revenue at November 30, 2008 was $525,000, compared to deferred revenue at May 31, 2008 of $1,204,000.

6.	Stock-Based Compensation:

Since June 01, 2006, the Company accounts for stock-based employee and non employee transactions under the requirements of SFAS No. 123R “Share Based Payments” which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.  The Company adopted this statement using a modified prospective application.  Prior to June 01, 2006, the Company accounted for stock-based compensation based on the intrinsic value of options at the grant date.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $126,000 is included in selling, general and administrative expense for the period ended November 30, 2008.

7.	Earnings per share:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period.  EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three and six months ended November 30, 2008 and November 30, 2007 did not change the earnings per share for either of those periods.  Earnings per share for the three month and six month periods ended November 30, 2008 and November 30, 2007 for comparative purposes are provided below.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

	Six-Month Period Ended		Three-Month Period Ended
	November 30,		November 30,
	2008	2007	2008	2007
Earnings per common share - basic:
Numerator: earnings available for common Stockholders	$3,006,000	$2,457,000	$1,840,000	$1,326,000

Denominator: weighted average shares - basic	6,819,000	6,801,000	6,819,000	6,813,000

Earnings per common share - basic	$0.44	$0.36	$0.27	$0.19

Earnings per common share - diluted:
Numerator: earnings available for common Stockholder	$3,006,000	$2,457,000	$1,840,000	$1,326,000

Denominator: weighted average shares - diluted	6,828,000	6,813,000	6,829,000	6,826,000

Earnings per common share - diluted	$0.44	$0.36	$0.27	$0.19

Calculation of weighted average common share - diluted:
Weighted Average Number of Common Shares Outstanding
During the Period	6,819,000	6,801,000	6,819,000	6,813,000

Effect of Dilutive Securities Options	9,000	12,000	10,000	13,000

Weighted Number of Common Shares and Dilutive
Potential Common Stock used in Diluted EPS	6,828,000	6,813,000	6,829,000	6,826,000

Antidilutive shares not included in above calculation because the option price is less than the weighted average 3-month price:
Stock options outstanding	17,250	0	17,250	0

8.	Commitments and Contingencies

Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company (“Alliance”), and USBI Co., a Delaware corporation (“USBI”), in November 2000 in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages in excess of $1,500,000, excluding interest, costs, and attorneys’ fees, alleging Alliance and USBI breached contracts for Hi-Shear to manufacture and deliver certain hardware for use on the Space Shuttle.  Hi-Shear also sought damages based on claims alleging that Alliance and USBI fraudulently induced Hi-Shear to enter into certain contracts to manufacture and deliver certain hardware for use on the Space Shuttle.  In addition, Hi-Shear sought damages for claims that defendants misappropriated Hi-Shear’s proprietary information and/or trade secrets in certain technical data and information.  Hi-Shear also alleged a claim for a declaratory judgment.

Alliance subsequently filed a counterclaim seeking damages of over $450,000, excluding interest, costs, and attorneys’ fees, alleging Hi-Shear breached its contracts to manufacture and deliver certain hardware for use on the Space Shuttle.  Alliance also alleged a claim for conversion and an accounting relating to certain items of alleged government furnished equipment, and a claim for a declaratory judgment.  As part of its defense in the litigation, Alliance claimed that it was coerced through duress to enter into a contract with Hi-Shear where Hi-Shear was the qualified successful lowest bidder. In addition, Alliance demanded that Hi-Shear ship uncertified flight hardware to it for use on the United States Space Shuttle, ahead of its normal certification schedule. USBI did not file a counterclaim against the Company.

In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear’s proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear’s advantageous business relationships.  After defendant filed, and the court ruled on a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI are resolved, and the court enters a subsequent order lifting the stay.

Prior to the trial between Hi-Shear, Alliance, and USBI, the court made legal rulings that the Company did not have trade secrets in certain technical data and information, which the Company alleged had been misappropriated by Alliance and USBI.  As a result, the court granted in part Alliance’s and USBI’s motions for summary judgment on that issue.  Prior to trial, the court also made legal rulings that USBI did not fraudulently induce Hi-Shear to enter into a contract to manufacture and deliver certain flight hardware for use on the Space Shuttle. As a result, the court granted Alliance’s and USBI’s motions for summary judgment on that issue.

Trial before a jury of Hi-Shear’s remaining claims against Alliance and USBI, and Alliance’s counterclaim against Hi-Shear, commenced on July 5, 2005 in Titusville, Florida.  Shortly after the trial began, the court made additional legal rulings, which resulted in its granting the remainder of Alliance’s and USBI’s motions for summary judgment on the trade secrets issues.  As a consequence of those rulings and based on other circumstances, Hi-Shear dismissed its remaining claims against USBI.  As a result, USBI was no longer a participant in the trial.

The jury trial continued through September 2, 2005.  Some of Hi-Shear’s claims were disposed of by the court based on legal rulings made during the course of trial.  Of the remaining claims that the jury was asked to decide, the jury rendered a verdict in favor of Hi-Shear on one of its breach of contract claims, and awarded the Company damages of $57,781, exclusive of interest, costs, and attorneys’ fees.  The jury found in favor of Alliance on Hi-Shear’s remaining breach of contract claims and thus awarded Hi-Shear no damages on those claims.  The jury also found in favor of Alliance on its counterclaim for breach of contracts but awarded it no damages.  In addition, the jury determined that Hi-Shear converted certain government furnished equipment pursuant to Alliance’s conversion counterclaim.

In August 2005, the court entered final judgment on Hi-Shear’s claims against USBI.  After hearing and denying post-trial motions by both Hi-Shear and Alliance, in May 2006 the court entered final judgment on Hi-Shear’s and Alliance’s respective claims against each other.

In September 2005, Hi-Shear appealed the final judgment entered on its claims against USBI to Florida’s Fifth District Court of Appeal.  Alliance participated in that appeal as an appellee based on its having joined in the trade secrets and fraudulent inducement summary judgment motions at the trial level.  In February 2007, after hearing oral argument, the court of appeal affirmed the trial court’s rulings and final judgment in favor of USBI.  The appellate court denied motions by Hi-Shear and Alliance to recover attorneys’ fees incurred on appeal.

In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance’s counterclaims against Hi-Shear, to Florida’s Fifth District Court of Appeal challenging the legal basis of the lower court’s final judgment including the amounts of the recovery of Hi-Shear’s damages on contracts for manufactured components and other claims at trial. The appeal encompasses issues evident throughout the court proceedings, including the legal basis of the trial court’s judgments and questionable adverse rulings by the court during the entire course of the trial.

On November 14, 2008, the Florida Fifth District Court of Appeal filed its opinion which affirmed the lower courts rulings with one of the three appellate court judges dissenting. The Alliance’s cross appeal was denied and the court also denied motions by Hi-Shear and Alliance to recover attorneys’ fees incurred on appeal. On December 19, 2008 Hi-Shear filed a motion regarding this appeal with the Fifth District Court of Appeal seeking a rehearing, rehearing En Banc, and certification. The Florida Fifth District Court of Appeal will address this motion in due course and the Company is not able to estimate the outcome of this motion.

In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys’ fees and litigation costs.  In December 2006, the trial court entered an order denying Hi-Shear’s motion for entitlement to recover its attorneys’ fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury.  In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys’ fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts.  The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear.  Alliance has claimed the amount of reasonable attorneys’ fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000.  USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000.  Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive. In addition, as described below, the Court awarded to Alliance and USBI pre-judgment interest on litigation costs in the amount of approximately $90,000 through November 30, 2008. The Court may also award pre-judgment interest on any attorneys fees awarded at the statutory rate.

Subsequently, the trial court issued judgments for costs to be awarded to the Alliance and USBI in the total amount of approximately $580,000 which includes amounts for pre-judgment interest. On December 1, 2008 Hi-Shear appealed the award of costs to Alliance to the Florida Fifth District Court of Appeal.

On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys’ fees to be awarded to Alliance.  At the hearing, Hi-Shear offered evidence and expert testimony to establish that Alliance’s request for reasonable attorneys’ fees and costs are excessive and that they should not have exceeded approximately $400,000.

On July 28, 2008, the trial court sent a letter to Alliance’s attorneys asking them to prepare a form of order regarding attorneys' fees.  Hi-Shear received a copy of the letter on July 31, 2008.  The letter does not specify the final amount of attorneys’ fees to be awarded, and it indicates that an additional hearing will be required on specific issues.  However, the letter also indicates that the trial court will make favorable rulings for Alliance on several issues, and it appears that the trial court may award to Alliance certain portions of the attorneys’ fees it seeks.

The final outcome of this legal matter may have an effect on an award of attorneys’ fees and costs to Alliance.  Although Hi-Shear believes that it may prevail and that the trial court’s order that it pay Alliance’s attorneys’ fees and costs will be reversed, Hi-Shear believed that it was appropriate under generally accepted accounting principles to accrue an estimate of the fees, costs and pre-judgment interest on fees and costs described in the court's letters.  Although Hi-Shear is unable to determine the precise amount of attorney fees that will be awarded at this time, it believed that it was appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. In addition, $77,000 has been accrued in the quarter ended November 30, 2008 to reflect the current quarter’s interest cost of the estimated fees and costs.

The Company believes that the ultimate award of an amount of attorneys’ fees, costs and interest against Hi-Shear, if any, will not have a material adverse impact on the Company’s financial position and results of operations in the period a final fee and cost determination is made because the estimated cost has been accrued.  The accrual is based, in part, on the Company’s estimate of attorneys’ fees that the Court may award Alliance, based on letters and instructions from the Court that a subsequent hearing be held to determine the reduced portions of  the Alliance's attorneys' fees to be awarded.  If, however, the Court were to award Alliance the entirety of the attorneys’ fees they seek, as well as pre-judgment interest on such fees, the Company would be required to accrue an additional amount of approximately $675,000.

If the Company prevails in this legal matter, and the Court determines that its award of attorneys’ fees is therefore in error, the Company would reverse the accrual appropriately.  A reversal of this accrual amount in whole or in part in a subsequent period would have a positive impact on that period's financial results.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

9.	Dividends Paid

On October 9, 2008, the Company's Board of Directors approved a cash dividend of $0.50 per share to shareholders of record as of the close of business October 24, 2008.  The dividend was paid on October 27, 2008, and totaled $3,410,000 for the 6,819,291 outstanding shares.  The ex-dividend date was October 22, 2008.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Hi-Shear Technology Corporation designs and manufactures high reliability pyrotechnic, mechanical and electronic products for the aerospace industry, national defense and other applications where pyrotechnic power is desirable. Its products are primarily used in space satellites and satellite launch vehicles, exploration missions, strategic missiles, tactical weapons, advanced fighter aircraft and military systems. Customers such as the military, satellite manufacturers, launch vehicle assemblers, U.S. Government departments and agencies (including NASA), foreign space agencies, and others in the aerospace business widely use the Company’s aerospace products.

The following discussion of Hi-Shear’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, may contain forward-looking statements about the Company’s business that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements.  The statements are based on certain factors including the acceptance and pricing of the Company's new products, the development and nature of its relationships with key strategic partners, the allocation of the federal budget for government sponsored military and aerospace programs and the economy in general.

Three Months Ended November 30, 2008 compared with Three Months Ended November 30, 2007

Revenues recognized during the quarter ended November 30, 2008 were $7,069,000, which is an increase of $501,000 or 8% from the revenue recognized during the same quarter last year.  Revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of customer backlog.  Increased activity on aircraft and tactical weapon product lines accounted for the increased revenues in the quarter.

Cost of revenues for the quarter ended November 30, 2008 was $2,960,000, or 42% of revenues, compared to $3,533,000, or 54% of revenues, for the same quarter last year. The decrease in cost of revenues by $573,000 corresponds to the decrease in overhead costs for the fiscal year resulting from cost cutting measures.

Gross margin for the quarter ended November 30, 2008 increased $1,074,000 to $4,109,000, and 58% of revenues, from $3,035,000, and 46% of revenues, reported for the same quarter last year. Gross margin increased due to the increased volume of manufacturing activity and reductions in operating expenses during the quarter.

Selling, general and administrative expenses increased by $136,000 from $889,000 during the quarter ended November 30, 2007 to $1,025,000 during the quarter ended November 30, 2008.  While selling, general and administrative expenses increased by dollars, it was a lower percentage of gross margin consistent with cost reduction measures.

Interest income (expense), net decreased by $75,000 from $9,000 during the quarter ended November 30, 2007 to $(66,000) during the quarter ended November 30, 2008.  This decrease was attributed to the interest accrual for the Space Alliance litigation discussed in Note 8.

The Company realized pre-tax income of $3,018,000, or 43% of revenues, for the quarter ended November 30, 2008, compared to pre-tax income of $2,155,000, or 33% of revenues, for the same quarter last year. The $863,000 and 40% increase is the result of increases in revenue and decreases in cost of revenues described above.

Income tax expense for the quarter ended November 30, 2008 was $1,178,000 and 39% of pre- tax income, compared to $829,000 and 39% of pre-tax income for the quarter ended November 30, 2007. The $349,000 increase in income tax expense wholly corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended November 30, 2008.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

Net income for the quarter ended November 30, 2008 was $1,840,000, or $0.27 per share, compared to net income of $1,326,000, or $0.19 per share, for the quarter ended November 30, 2007.

In recognition of the Company's strong operational results, a dividend in the amount of $0.50 per share was declared payable to shareholders of record as of the close of business October 24, 2008.

Six Months Ended November 30, 2008 compared with Six Months Ended November 30, 2007

Revenues recognized during the six months ended November 30, 2008 were $13,112,000, which is an increase of $884,000 or 7% from the revenue recognized during the same six month period last year.  Revenues, which are calculated by the Company on a percentage-of-completion basis, increased as efforts were expended on a wide range of customer backlog.  Increased activity on aircraft and tactical weapons product lines accounted for the increased revenues in the quarter.

Cost of revenues for the six months ended November 30, 2008 was $6,033,000, or 46% of revenues, compared to $6,371,000, or 52% of revenues, for the same six months last year. The decrease in cost of revenues by $338,000 corresponds to the decrease in overhead expenses resulting from cost cutting measures.

Gross margin for the six months ended November 30, 2008 increased $1,222,000 to $7,079,000, and 54% of revenues, from $5,857,000, and 48% of revenues, reported for the same six month period last year. Gross margin increased due to the increased volume of manufacturing activity and lower costs during the quarter.

Selling, general and administrative expenses increased by $197,000 from $1,847,000 during the six months ended November 30, 2007 to $2,044,000 during the six months ended November 30, 2008.  While selling, general and administrative expenses increased by dollars, it is a lower percentage of gross margin compared to last years activity consistent with cost reduction measures for fixed administrative costs.

Interest income (expense), net decreased by $75,000 from $21,000 during the quarter ended November 30, 2007 to $(54,000) during the quarter ended November 30, 2008.  This decrease was attributed to the interest accrual for the Space Alliance litigation discussed in Note 8.

The Company realized pre-tax income of $4,981,000, or 38% of revenues, for the six months ended November 30, 2008, compared to pre-tax income of $4,031,000, or 33% of revenues, for the same six months last year. The $950,000 and 24% increase is the result of increases in revenue and decreases in cost of revenues described above.

Income tax expense for the six months ended November 30, 2008 was $1,975,000 and 40% of pre- tax income, compared to $1,574,000 and 39% of pre-tax income for the six months ended November 30, 2007. The $401,000 increase in income tax expense wholly corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended November 30, 2008.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

Net income for the six months ended November 30, 2008 was $3,006,000, or $0.44 per share, compared to net income of $2,457,000, or $0.36 per share, for the six months ended November 30, 2007.

In recognition of the Company's strong operational results, a dividend in the amount of $0.50 per share was declared payable to shareholders of record as of the close of business October 24, 2008.

Financial Condition

Accounts receivable balances, which consist of billed and unbilled amounts, were $11,305,000 and $14,474,000 at November 30, 2008 and May 31, 2008, respectively.  The billed component of the total accounts receivable balance at November 30, 2008 was $4,617,000 compared to $8,111,000 at May 31, 2008. The total accounts receivable balances at both November 30, 2008 and May 31, 2008 include $58,000 for the amount of a jury verdict in the Company’s lawsuit against the United Space Alliance (“Alliance”). The Company has filed a Notice of Appeal of that jury verdict (See Note 8). The accounts receivable balances at both November 30, 2008 and May 31, 2008 were not reduced for reserves on doubtful accounts due to the Company’s past experience on collecting monies due. Billed accounts receivable decreased $3,494,000 from the balance as of May 31, 2008 due to prompt cash collection.

Unbilled receivables represent revenues recognized from long term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at November 30, 2008 were $6,688,000 compared to $6,363,000 at May 31, 2008. Unbilled accounts receivable increased $325,000; the increase is due to work completed on programs whose billing events have not yet been achieved.

The total accounts receivable balance is 58% of current assets and 51% of total assets.  Other than the lawsuit regarding unpaid balances with United Space Alliance, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

Inventories, net of reserves, increased from $1,345,000 at May 31, 2008 to $2,419,000 at November 30, 2008. The $1,074,000 increase in net inventory balance was primarily the result of the cumulative cost of acquiring long lead time materials for contracts and performing efforts on building units in anticipation of allocation to current and future contracts.  Inventory reserves in the amount of $526,000, which are established in accordance with management’s estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, remained unchanged at November 30, 2008 from the balance at May 31, 2008.

Trade accounts payable decreased from $740,000 at May 31, 2008 to $655,000 at November 30, 2008. There are no disputed amounts included in accounts payable at November 30, 2008.

Accrued liabilities increased by $357,000 due mostly to the increase in accrued salaries, wages and bonus.  The accrued salaries, wages and bonus balance at November 30, 2008 includes the addition of the first and second quarter accrual of estimated bonus' for fiscal year 2009 as well as the entire fiscal year 2008 accrual.

At both November 30, 2008 and May 31, 2008 the Company did not have any bank debt on its revolving line of credit or equipment loan.

The Company has considered the implications and risks associated with the current banking financial environment and have taken steps to ensure its cash balances are protected from loss.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended November 30, 2008 was $4,840,000, compared to net cash of $2,804,000 provided by operating activities during the same six month period last year. The $2,036,000 increase in net operating cash flows between the two quarters is primarily the result of an increase in billings and collections from billed accounts receivable during the six month period ended November 30, 2008 compared to the same six month period last year.

To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The Company’s management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use. Furthermore, Hi-Shear’s management is confident that the availability of sufficient cash under a revolving line of credit will continue well beyond the maturity date of the current line of credit.

The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The Company is in compliance with all covenants as of November 30, 2008.

In its attempt to minimize interest expense associated with any outstanding balance that may exist under the revolving line of credit, the Company has arranged with its bank to maintain “zero balances” in its disbursement and depository accounts for the purpose of “sweeping” excess deposited cash to pay down any revolving line of credit balance. Consequently, the reported “cash and cash equivalents” amounts reflected on the Company’s balance sheet occasionally are minimal. However, the need to “sweep” excess cash at November 30, 2008 did not exist, and therefore reported “cash and cash equivalents” at that date was $2,867,000.

Effective June 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123R”).  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the six months ended November 30, 2008 was reduced by $126,000. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the six months of fiscal 2009.

The Company had a non-statutory stock option plan, which was in effect from December 23, 1993 through its termination date of December 23, 2003. Under the plan, options to purchase common stock, with a maximum term of ten years, were granted and vested as determined by the Company’ Stock Option Committee. Options for up to 500,000 shares could be granted to employees or directors. Termination of the stock option plan did not nullify stock options previously granted, but not exercised. Those options continue to be exercisable through their expiration dates, which occur ten years after their grant dates.

On July 31, 2006 the Company’s Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company’s shareholders for adoption at the October 16, 2006 annual shareholders’ meeting.  Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company’s Stock Option Committee.  Options for up to 500,000 shares could be granted to employees or directors.  There were no options issued during the quarter ended November 30, 2008; there were 9,750 grants issued during the quarter ended November 30, 2008.

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

PART II – OTHER INFORMATION
ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2008, the Company held its Annual Meeting of Stockholders, at which time each of the Company's three nominees for election to the Board of Directors was elected.  There were no abstentions or broker non-votes. The number of votes for Thomas R. Mooney, George W. Trahan, Jack Bunis, John Zaepfel and Lawrence Moreau were as follows:

	Votes For	Votes Withheld
Thomas R. Mooney	6,439,527	7,140
George W. Trahan	6,403,067	43,600
Jack Bunis	6.402,287	44,380
John Zaepfel	6,440,147	6,520
Lawrence Moreau	6,441,227	5,440

ITEM 5 – OTHER INFORMATION

On October 9, 2008, the Company's Board of Directors approved a cash dividend of $0.50 per share to shareholders of record as of the close of business October 24, 2008.  The dividend was paid on October 27, 2008, and totaled at $3,410,000 for the 6,819,291 outstanding shares.  The ex-dividend date was October 22, 2008.

As previously disclosed, Mr. Thomas R. Mooney, the Company’s Co-Chairman, died on December 12, 2008.  The Company, Mr. Trahan and Mr. Mooney are parties to a Buy-Sell and Voting Agreement and Irrevocable Proxy, dated March 3, 2000.   As a result of Mr. Mooney’s passing, the Company and, to the extent not exercised by the Company, Mr. Trahan, have the option to purchase and redeem all of Mr. Mooney’s shares in the Company for a period of ninety (90) days following Mr. Mooney’s passing.  The Agreement also provides rights of first refusal and co-sale rights to the Company and to Mr. Trahan that remain in effect and are applicable to Mr. Mooney’s shares so long as they are held by a family member of Mr. Mooney during the term of the Agreement. The Agreement also provides for a 10-year irrevocable voting proxy between Mr. Trahan and Mr. Mooney giving each the power to vote with respect to one-half of the excess of the shares beneficially owned by grantor of the proxy over the shares beneficially owned by the proxyholder.

ITEM 6 – EXHIBITS

Exhibits:	Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications.
Exhibits 32 Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hi-Shear Technology Corporation

Date: January 14, 2009	by:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

Date: January 14, 2009	by:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer