Form 10-Q
period 2009-04-14
HI SHEAR TECHNOLOGY CORP
filed 2009-04-14
CIK 918027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

(310) 784-2100
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [ ]

Indicate by check mark whether the company is a large accelerated filer, an accelerated filer, a non –accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 6,819,291 of Common Stock, $.001 par value as of February 28, 2009.

Transitional Small Business Disclosure Format (Check one):[  ] Yes   [X] No

HI-SHEAR TECHNOLOGY CORPORATION

INDEX

Page No.

Part I - Financial Information

Item 1 - Financial Statements

Balance Sheets	1
February 28, 2009 (unaudited) and May 31, 2008

Statements of Operations	2
Nine-months and three-months ended February 28, 2009 (unaudited) and February 29, 2008 (unaudited)

Statements of Cash Flows	3
Nine-months ended February 28, 2009 (unaudited) and February 29, 2008 (unaudited)

Notes to Financial Statements (unaudited)	4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 - Controls and Procedures	13

Part II – Other Information

Item 5 – Other Information	13

Item 6 – Exhibits	13

Signatures	14

i

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS
	February 28,	May 31,
	2009	2008
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,644,000	$1,655,000
Accounts receivable, net (Note 2)	11,668,000	14,474,000
Inventories, net	2,446,000	1,345,000
Deferred income taxes	2,465,000	2,430,000
Prepaid expenses and other current assets	467,000	182,000
Total current assets	$19,690,000	$20,086,000

Land	846,000	846,000
Equipment, net	1,985,000	2,003,000
Total assets	$22,521,000	$22,935,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Trade accounts payable	875,000	740,000
Accrued liabilities (Note 4)	5,696,000	5,872,000
Deferred revenue (Note 5)	196,000	1,204,000
Current portion of obligations under capital leases	40,000	40,000
Total current liabilities	$6,807,000	$7,856,000

Deferred income taxes	291,000	315,000
Obligation under capital leases (less current portion)	5,000	34,000
Total liabilities	$7,103,000	$8,205,000

Stockholders' Equity
Preferred stock, $1.00 par value; 500,000 shares
authorized; no shares issued	0	0
Common stock, $.001 par value - 25,000,000 shares
authorized; 6,819,291 and 6,817,541 shares issued
and outstanding at February 28, 2009 and
May 31, 2008 respectively	7,000	7,000
Additional paid-in capital	8,005,000	7,823,000
Retained earnings	7,406,000	6,900,000
Total stockholders' equity	$15,418,000	$14,730,000

Total liabilities and stockholders' equity	$22,521,000	$22,935,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine-Month Period Ended		Three-Month Period Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenues	$18,699,000	$18,526,000	$5,587,000	$6,299,000

Cost of Revenues	8,852,000	10,045,000	2,819,000	3,675,000

Gross Margin	9,847,000	8,481,000	2,768,000	2,624,000

Selling, General and Administrative Expenses	3,234,000	3,395,000	1,190,000	1,548,000

Operating Income	6,613,000	5,086,000	1,578,000	1,076,000

Interest Income (Expense), Net	(130,000)	39,000	(76,000)	19,000

Income before Income Tax Expense	6,483,000	5,125,000	1,502,000	1,095,000

Income Tax Expense	2,567,000	1,900,000	592,000	326,000

Net Income	$3,916,000	$3,225,000	$910,000	$769,000

Earnings per Common Share - Basic	$0.57	$0.47	$0.13	$0.11
Earnings per Common Share - Diluted	$0.57	$0.47	$0.13	$0.11

Weighted # Common Shares Outstanding:
Basic	6,819,000	6,806,000	6,819,000	6,816,000
Diluted	6,829,000	6,822,000	6,828,000	6,837,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine-Month Period Ended
	February 28,	February 29,
	2009	2008
Cash Flows From Operating Activities
Net income	$3,916,000	$3,225,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	336,000	359,000
Loss on disposition of inventory	0	300,000
Accrued losses on uncompleted contracts	121,000	0
Provision for inventory reserves	0	15,000
Deferred income taxes, net	(59,000)	(244,000)
Stock based compensation	177,000	32,000
Changes in assets and liabilities:
Accounts receivable	2,806,000	(490,000)
Inventories	(1,222,000)	(394,000)
Prepaid expenses and other assets	(285,000)	(190,000)
Trade accounts payable	135,000	218,000
Accrued liabilities	(176,000)	202,000
Deferred revenue	(1,008,000)	554,000
Net cash provided by operating activities	4,741,000	3,587,000

Cash Flows From Investing Activities
Purchase of equipment	(318,000)	(269,000)
Net cash used in investing activities	(318,000)	(269,000)

Cash Flows from Financing Activities
Proceeds from stock options exercised	5,000	117,000
Payment of stock dividends	(3,410,000)	(2,383,000)
Payment on capital lease obligations	(29,000)	(30,000)
Net cash provided by (used in) financing activities	(3,434,000)	(2,296,000)

Net increase in cash	989,000	1,022,000

Cash and Cash Equivalents, beginning of period	1,655,000	997,000

Cash and Cash Equivalents, end of period	$2,644,000	$2,019,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	3,000	16,000
Cash paid for taxes	3,103,000	2,511,000

Non-cash investing and financing activities
Stock based compensation	177,000	32,000

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation

Reference is made to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.  The unaudited Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.  Operating results for the three-month and nine-month periods ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.  In management’s opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods ended February 28, 2009.  These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter or nine-month period ended February 28, 2009.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

2.	Accounts Receivable

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short and long-term contracts. Billed and unbilled receivables at February 28, 2009 were $4,662,000 and $7,006,000, respectively, compared to billed and unbilled receivables at May 31, 2008 of $8,111,000 and $6,363,000 respectively.

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

3.	Bank Line of Credit and Notes Payable

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans.  Borrowings under this business loan agreement are collateralized by the Company's assets.  At both February 28, 2009 and May 31, 2008, the Company did not have any bank debt related to the revolving line of credit.  The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (3.0% at February 28, 2009) or at the Company's option LIBOR plus 2% (3.75% at February 28, 2009).  The Company also had available a $1,000,000 equipment line of credit that matured on March 2, 2009, and bore interest under the same terms as the revolving line of credit.  As of February 28, 2009, the balance on this instrument was $0.  The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The Company is in compliance with all bank covenants as of February 28, 2009.

4.	Accrued Liabilities

As of February 28, 2009 and May 31, 2008, accrued liabilities consisted of the following:

	February 28, 2009	May 31, 2008

Accrued vacation	$1,181,000	$1,238,000
Accrued salaries, wages and bonus	645,000	653,000
Deferred compensation	109,000	112,000
Accrued commissions	102,000	239,000
Accrued facilities rent	72,000	61,000
Accrued professional fees	137,000	54,000
Accrued Alliance litigation costs	3,428,000	3,275,000
Accrued income taxes	0	218,000
Miscellaneous	22,000	22,000

Total accrued liabilities	$5,696,000	$5,872,000

5.	Deferred Revenue

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and cost incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and “deferred revenue” on the balance sheet is reclassified to earned “revenue” on the statements of operations. Deferred revenue at February 28, 2009 was $196,000, compared to deferred revenue at May 31, 2008 of $1,204,000.

6.	Stock-Based Compensation:

Since June 01, 2006, the Company accounts for stock-based employee and non-employee transactions under the requirements of SFAS No. 123R “Share Based Payments” which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.  The Company adopted this statement using a modified prospective application.  Prior to June 01, 2006, the Company accounted for stock-based compensation based on the intrinsic value of options at the grant date.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $177,000 is included in selling, general and administrative expense for the period ended February 28, 2009; $32,000 was included in selling, general and administrative expense for the period ended February 29, 2008.

7.	Earnings per share:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period.  EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for both the three and nine months ended February 28, 2009 and February 29, 2008 did not change the earnings per share for either of those periods.  Earnings per share for the three month and nine month periods ended February 28, 2009 and February 29, 2008 for comparative purposes are provided below.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

	Nine-Month Period Ended		Three-Month Period Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Earnings per common share - basic:
Numerator: earnings available
for common Stockholder	$3,916,000	$3,225,000	$910,000	$769,000

Denominator: weighted average
shares - basic	6,819,000	6,806,000	6,819,000	6,816,000

Earnings per common share - basic	$0.57	$0.47	$0.13	$0.11

Earnings per common share - diluted:
Numerator: earnings available
for common Stockholder	$3,916,000	$3,225,000	$910,000	$769,000

Denominator: weighted average
shares - diluted	6,829,000	6,822,000	6,828,000	6,837,000

Earnings per common share - diluted	$0.57	$0.47	$0.13	$0.11

Calculation of weighted average common share - diluted:

Weighted Average # Common Shares
Outstanding During the Period	6,819,000	6,806,000	6,819,000	6,816,000

Effect of Dilutive Securities Options	10,000	16,000	9,000	21,000

Weighted # Common Shares
and Dilutive Potential Common
Stock used in Diluted EPS	6,829,000	6,822,000	6,828,000	6,837,000

Antidilutive shares not included in above
calculation because the option price
is less than the weighted average
3-month or 9-month price:
Stock options outstanding	500	0	17,250	0

8.	Commitments and Contingencies

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

In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance’s counterclaims against Hi-Shear, to Florida’s Fifth District Court of Appeal challenging the legal basis of the lower court’s final judgment including the amounts of the recovery of Hi-Shear’s damages on contracts for manufactured components and other claims at trial. The appeal encompassed issues evident throughout the court proceedings, including the legal basis of the trial court’s judgments and questionable adverse rulings by the court during the entire course of the trial.

On November 14, 2008, the Florida Fifth District Court of Appeal filed its opinion which affirmed the lower courts rulings with one of the three appellate court judges dissenting. The Alliance’s cross appeal was denied and the court also denied motions by Hi-Shear and Alliance to recover attorneys’ fees incurred on appeal. On December 19, 2008 Hi-Shear filed a motion regarding this appeal with the Fifth District Court of Appeal seeking a rehearing, rehearing En Banc, and certification.  In February 2009, Hi-Shear was notified that the December 19, 2008 motion was denied in full.

In November 2008, the trial court issued judgments for costs to be awarded to the Alliance and USBI in the total amount of approximately $580,000 which includes amounts for pre-judgment interest. On December 1, 2008 Hi-Shear appealed the award of costs to Alliance to the Florida Fifth District Court of Appeal.

In the final judgments, the trial court retained jurisdiction to consider motions by the parties to recover attorneys’ fees and litigation costs.  In December 2006, the trial court entered an order denying Hi-Shear’s motion for entitlement to recover its attorneys’ fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury.  In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys’ fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts.  The court also ordered that both Alliance and USBI were entitled to recover their respective litigation costs from Hi-Shear.  Alliance has claimed the amount of reasonable attorneys’ fees it should recover from Hi-Shear is approximately $2,900,000, and the amount of litigation costs it should recover from Hi-Shear is approximately $453,000.  USBI has claimed the amount of litigation costs it should recover from Hi-Shear is approximately $48,000.  Hi-Shear has opposed these claims, believing that the amounts sought by Alliance and USBI are excessive. In addition, as described below, the Court awarded to Alliance and USBI pre-judgment interest on litigation costs. The Court may also award pre-judgment interest on any attorneys fees awarded at the statutory rate.

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

In March 2009, the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida notified Hi-Shear that it will conduct a hearing regarding fees and costs amounts on June 9, 2009.

The final outcome of this legal matter may have an effect on an award of attorneys’ fees and costs to Alliance.  Although Hi-Shear believes that it may prevail and that the trial court’s order that it pay Alliance’s attorneys’ fees and costs will be reversed, Hi-Shear believed that it was appropriate under generally accepted accounting principles to accrue an estimate of the fees, costs and pre-judgment interest on fees and costs described in the court's letters.  Although Hi-Shear is unable to determine the precise amount of attorney fees that will be awarded at this time, it believed that it was appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. In addition, $76,000 has been accrued in the quarter ended February 28, 2009 to reflect the current quarter's interest cost of the estimated fees and costs.

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

If the Company prevails in this legal matter, and the Court determines that its award of attorneys’ fees is therefore in error, the Company would reverse the accrual.  A reversal of this accrual amount in whole or in part in a subsequent period would have a positive impact on that period's financial results.

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

Three Months Ended February 28, 2009 compared with Three Months Ended February 29, 2008

Revenues recognized during the quarter ended February 28, 2009 were $5,587,000, which is a decrease of $712,000 or 11% from the revenue recognized during the same quarter last year.  Revenues, which are calculated by the Company on a percentage-of-completion basis, were less than last year's third quarter because less direct efforts were expended including overtime and materials.  Some customer delays in releasing their requirements to the Company drove the revenue decrease for the quarter and these delays are believed to be related to the current banking crisis.  Hi-Shear's components are necessary for the successful completion of satellite launches and therefore, the Company expects these delays to be temporary.  Additional labor, expended in previous quarters to meet contractual deliveries was not necessary in the current quarter and contributed to the decrease.

Cost of revenues for the quarter ended February 28, 2009 was $2,819,000, or 50% of revenues, compared to $3,675,000, or 58% of revenues, for the same quarter last year. The decrease in cost of revenues by $856,000 corresponds to the increase in manufacturing efficiencies and a decrease in overhead costs for the fiscal year resulting from cost cutting measures.

Gross margin for the quarter ended February 28, 2009 increased $144,000 to $2,768,000, and 50% of revenues, from $2,624,000, and 42% of revenues, reported for the same quarter last year. Gross margin increased due to manufacturing efficiencies, reductions in overtime and reductions in overhead expenses during the quarter.

Selling, general and administrative expenses decreased by $358,000 from $1,548,000 during the quarter ended February 29, 2008 to $1,190,000 during the quarter ended February 28, 2009.  The decrease in selling, general and administrative expenses in the current quarter was due to lower litigation expense incurred.

Interest expense increased by $73,000 from $4,000 during the quarter ended February 29, 2008 to $77,000 for the quarter ended February 28, 2009.  The increase in interest expense was attributed to the interest accrual for the Alliance litigation discussed in Note 8.  Interest income decreased by $22,000 from $23,000 during the quarter ended February 29, 2008 to $1,000 for the quarter ended February 28, 2009.  The interest income decreased due to changes in bank interest rates associated with insured bank deposit balances.  The net change in interest income (expense) for the three months ended February 29, 2008 to February 28, 2009 was $95,000.

The Company realized pre-tax income of $1,502,000, or 27% of revenues, for the quarter ended February 28, 2009, compared to pre-tax income of $1,095,000, or 17% of revenues, for the same quarter last year. The $407,000 and 37% increase is the result of increases in gross margin and decreases in selling, general and administrative expenses described above.

Income tax expense for the quarter ended February 28, 2009 was $592,000 and 39% of pre-tax income, compared to $326,000 and 30% of pre-tax income for the quarter ended February 29, 2008. The $266,000 increase in income tax expense corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.  The increase in the percentage of pre-tax income from 30% for the three months ended February 29, 2008 to 39% for the three months ended February 28, 2009 was due to an additional tax refund of $58,000 in the three months ended February 29, 2008 with no corresponding refund associated with the period ended February 28, 2009.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended February 28, 2009.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

Net income for the quarter ended February 28, 2009 was $910,000, or $0.13 per share, compared to net income of $769,000, or $0.11 per share, for the quarter ended February 29, 2008.

Nine Months Ended February 28, 2009 compared with Nine Months Ended February 29, 2008

Revenues recognized during the nine months ended February 28, 2009 were $18,699,000, which is an increase of $173,000 or 1% from the revenue recognized during the same nine month period last year.  Revenues, which are calculated by the Company on a percentage-of-completion basis, increased slightly as efforts were expended on a wide range of customer backlog.

Cost of revenues for the nine months ended February 28, 2009 was $8,852,000 , or 47% of revenues, compared to $10,045,000 , or 54% of revenues, for the same nine months last year. The decrease in cost of revenues by $1,193,000 corresponds to an increase in manufacturing efficiencies, reductions in overtime and a decrease in overhead expenses resulting from cost cutting measures.

Gross margin for the nine months ended February 28, 2009 increased $1,366,000 to $9,847,000 , and 53% of revenues, from $8,481,000 , and 46% of revenues, reported for the same nine month period last year. Gross margin increased due to the efficiencies of manufacturing activities and lower costs during the quarter.

Selling, general and administrative expenses decreased by $161,000 from $3,395,000 during the nine months ended February 29, 2008 to $3,234,000 during the nine months ended February 28, 2009.  Selling, general and administrative expenses decreased compared to last years activity consistent with cost reduction measures for fixed administrative costs.

Interest expense increased by $140,000 from $16,000 during the nine months ended February 29, 2008 to $156,000 for the nine months ended February 28, 2009.  The increase in interest expense was attributed to the interest accrual for the Alliance litigation discussed in Note 8.  Interest income decreased by $29,000 from $55,000 for the nine months ended February 29, 2008 to $26,000 for the nine months ended February 28, 2009.  The interest income decreased due to changes in bank interest rates associated with insured bank deposit balances.  The net change in interest income (expense) for the nine months ended February 29, 2008 to February 28, 2009 was $169,000.

The Company realized pre-tax income of $6,483,000, or 35% of revenues, for the nine months ended February 28, 2009, compared to pre-tax income of $5,125,000, or 28% of revenues, for the same nine months last year. The $1,358,000 and 26% increase is the result of decreases in cost of revenues and selling, general and administrative expenses described above.

Income tax expense for the nine months ended February 28, 2009 was $2,567,000 and 40% of pre-tax income, compared to $1,900,000 and 37% of pre-tax income for the nine months ended February 29, 2008. The $667,000 increase in income tax expense corresponds to the increase in pre-tax income, upon which reported income tax expense is principally based.  The income tax provision for the nine months ended February 28, 2009 did not include the impact of an additional tax refund similar to the refund included in the income tax provision for the nine months ended February 29, 2008.  This additional refund attributed to a lower effective tax rate for that period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended February 28, 2009.  The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

Net income for the nine months ended February 28, 2009 was $3,916,000, or $0.57 per share, compared to net income of $3,225,000, or $0.47 per share, for the nine months ended February 29, 2008.  The net income growth of $0.10 per share was the result of gross margin improvement and lower general and administrative expense during the nine-month period.

Financial Condition

Accounts receivable balances, which consist of billed and unbilled amounts, were $11,668,000 and $14,474,000 at February 28, 2009 and May 31, 2008, respectively.  The billed component of the total accounts receivable balance at February 28, 2009 was $4,662,000 compared to $8,111,000 at May 31, 2008. The total accounts receivable balances at both February 28, 2009 and May 31, 2008 include $58,000 for the amount of a jury verdict in the Company’s lawsuit against the United Space Alliance (“Alliance”). The accounts receivable balances at both February 28, 2009 and May 31, 2008 were not reduced for reserves on doubtful accounts due to the Company’s past experience on collecting monies due. Billed accounts receivable decreased $3,449,000 from the balance as of May 31, 2008 due to prompt cash collection.

Unbilled receivables represent revenues recognized from long term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at February 28, 2009 were $7,006,000 compared to $6,363,000 at May 31, 2008. Unbilled accounts receivable increased $643,000; the increase is due to work completed on programs whose billing events have not yet been achieved.

The total accounts receivable balance is 59% of current assets and 52% of total assets.  Other than the lawsuit regarding unpaid balances with United Space Alliance, the Company has yet to experience significant collection issues with its other customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

Inventories, net of reserves, increased from $1,345,000 at May 31, 2008 to $2,446,000 at February 28, 2009. The $1,101,000 increase in net inventory balance was primarily the result of the cumulative cost of acquiring long lead time materials for contracts and performing efforts on building units in anticipation of allocation to current and future contracts.  Inventory reserves in the amount of $526,000 which are established in accordance with management’s estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, remained unchanged at February 28, 2009 from the balance at May 31, 2008.

Trade accounts payable increased from $740,000 at May 31, 2008 to $875,000 at February 28, 2009. There are no disputed amounts included in accounts payable at February 28, 2009.

Accrued liabilities decreased by $176,000 due to changes in accrued vacation, accrued commissions, accrued income taxes and accrued Alliance litigation.  Accrued vacation decreased resulting from pay-downs in vacation balances that have occurred since May 31, 2008.  Accrued commissions decreased with the completion of international contracts; as some international contracts are completed, billed and collected, commissions owed to representatives are paid.  Accrued income taxes decreased because cumulative estimated tax payments for fiscal year 2009 resulted in a pre-paid (asset) tax payment position.  These decreases were partially offset by an increase in accrued interest expense associated with the Alliance litigation costs as discussed in Note 8.

At both February 28, 2009 and May 31, 2008 the Company did not have any bank debt on its revolving line of credit or equipment loan.

The Company has considered the implications and risks associated with the current banking financial environment and have taken steps to ensure its cash balances are protected from loss.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended February 28, 2009 was $4,741,000, compared to net cash of $3,587,000 provided by operating activities during the same nine month period last year. The $1,154,000 increase in net operating cash flows between the two quarters is primarily the result of an increase in billings and collections from billed accounts receivable during the nine month period ended February 28, 2009 compared to the same nine month period last year.  "Cash and cash equivalents" at February 29, 2008 were $2,644,000.

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

The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The Company is in compliance with all covenants as of February 28, 2009.

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

The estimated value of the Company's stock based awards, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the nine months ended February 28, 2009 was reduced by $177,000 compared to $32,000 for the nine months ended February 29, 2008. The implementation of SFAS No. 123R did not have any impact on cash flows from financing activities during the first nine months of fiscal 2009 and 2008.

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

On July 31, 2006 the Company’s Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by the Company’s shareholders for adoption at the October 16, 2006 annual shareholders’ meeting.  Under the plan, options to purchase common stock, with a maximum term of 10 years, were granted and vested as determined by the Company’s Stock Option Committee.  Options for up to 500,000 shares could be granted to employees or directors.  There were no options issued during the quarter ended February 28, 2009; there were 8,860 grants issued during the quarter ended February 28, 2009.

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

PART II – OTHER INFORMATION
ITEM 5 – OTHER INFORMATION

As previously disclosed, Mr. Thomas R. Mooney, the Company’s Co-Chairman, died on December 12, 2008.  The Company, Mr. Trahan and Mr. Mooney are parties to a Buy-Sell and Voting Agreement and Irrevocable Proxy, dated March 3, 2000.   As a result of Mr. Mooney’s passing, the Company and, to the extent not exercised by the Company, Mr. Trahan, have the option to purchase and redeem all of Mr. Mooney’s shares in the Company for a period of ninety (90) days following Mr. Mooney’s passing.  The Agreement also provides rights of first refusal and co-sale rights to the Company and to Mr. Trahan that remain in effect and are applicable to Mr. Mooney’s shares so long as they are held by a family member of Mr. Mooney during the term of the Agreement. The Agreement also provides for a 10-year irrevocable voting proxy between Mr. Trahan and Mr. Mooney giving each the power to vote with respect to one-half of the excess of the shares beneficially owned by grantor of the proxy over the shares beneficially owned by the proxyholder. Both Mr. Trahan and the Company did not exercise their option to purchase and redeem any of Mr. Mooney's shares; as a result, their option expired at the end of the 90-day period.

ITEM 6 – EXHIBITS

Exhibits:	Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications.
Exhibits 32 Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hi-Shear Technology Corporation

Date: April 14, 2009	by:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

Date: April 14, 2009	by:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer