Form 10-K
HI SHEAR TECHNOLOGY CORP
filed 2009-08-05
CIK 918027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2009	Commission File Number 001-12810

Hi-Shear Technology Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	22-2535743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24225 Garnier Street, Torrance, CA  90505-5355
(Address of principal executive offices)

(Issuer's telephone number)	(310) 784-2100

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)	(Name of each exchange on which registered)
COMMON STOCK	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act:
(Title of each class)	NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [X]

The aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $17,501,945 as of November 30, 2008, based upon the closing sale price on the New York Stock Exchange Amex Equities on that date at which the stock was last sold.

There were approximately 6,832,416 shares of the Company's Common Stock issued and outstanding as of July 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 9-14 of this Annual Report on Form 10-K.

Transitional Small Business Disclosure Format (Check one):   [  ] Yes   [X] No

Hi-Shear Technology Corporation
Form 10-K

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

The Company's executive offices are located at 24225 Garnier Street, Torrance, CA 90505-5355, Telephone (310) 784-2100 - Facsimile (310) 325-5354.

Hi-Shear Products

Hi-Shear’s products meet the specialized needs of both commercial and military satellites, the United States space program and defense applications.  They consist primarily of pyrotechnic power cartridges and various types of separation devices designed to meet the demand for reliable high performance, with the strength to fasten two structures under rigorous conditions and then provide quick release upon command.  Hi-Shear cartridges, cutters, pin pullers, separation nuts and separation bolts are used widely in the functioning of satellites and the vehicles which launch them into space.  In addition, we design and manufacture electronic firing systems that control and sequentially fire the pyrotechnic devices according to pre-programmed parameters.  These electronic devices and pyrotechnic products are used in missiles, launch vehicles, weapon systems, fighter aircraft ejection seats and other applications.  We continually adapt our technology to produce products for other applications where pyrotechnic power is desirable and our unique product designs are suitable.  Hi-Shear's products can be grouped into three product categories as follows:

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

The Company supplies to the U.S. military and its allies around the world ejection seat components and ordnance devices that carry out key functions during ejection. These devices are sold for use on the U.S. Air Force ACES II crew ejection seat installed in many fighter and bomber aircraft, including the A-10, B-2, F-15 and F-16.  The ejection seats utilize multiple ordnance devices that deploy parachutes, rockets and other events crucially necessary for the pilot's ejection from the aircraft.  Hi-Shear also manufactures various ejection seat modification kits and other items used to enhance the performance of the ejection system that are supplied to the military services according to their detailed specifications and requirements.

Customers and Contracts

Most of the Company's customers are large aerospace prime or subcontractors. In addition, Hi-Shear derives a significant amount of its revenue from contracts that it has directly with Government customers, including the U.S. Air Force, U.S. Navy, U.S. Army and NASA. Sales to Lockheed Martin, the United States Government and Boeing accounted for 39%, 14% and 2%, respectively, of the Company's revenues in fiscal year 2009, compared to 39%, 19% and 13%, respectively, of the Company’s revenues in fiscal year 2008. Contract awards and contract competition phases vary from year to year, and therefore sales distribution among customers during any one fiscal year should not be considered indicative of future sales to those customers.

In both fiscal years 2009 and 2008, all of the Company's contracts were on a fixed price contract basis where we agree to perform certain work for a fixed price.  These fixed price contracts carry certain inherent risks, including the underestimation of costs, problems with new technologies, costly changes made by the customer for which it refuses to pay or the occurrence of adverse changes over the contract period.  Due to economies that can be encountered over the period of the contract, these fixed price contracts can also offer significant profit potential.  The Company's contracts that evolve from the U.S. Government or from its contractors are subject to termination for convenience by the customer or the U.S. Government.  However, if this termination for convenience were exercised, the Company would be entitled to receive payment of its costs incurred up to the date of termination and a reasonable termination fee.  U.S. Government contracts extending beyond one year are also conditioned upon the continuing availability of Congressional appropriations because Congress usually appropriates on a fiscal year basis even though contract performance may take several years.

Backlog

The average time to design, manufacture and ship our products is typical of the lead times required for highly engineered, custom manufactured aerospace products.  The final negotiation of the detailed contract requirements together, with the purchase of long lead time material, manufacturing processes and testing take between 4 to 12 months or more to accomplish.  During fiscal year 2009, we continued programs to reduce many of our manufacturing lead-times to help our customers reduce their product manufacturing time with more timely delivery.  This is part of an overall strategy by Hi-Shear's aerospace customers to carry fewer components in inventory and to speed the construction of launch vehicles, satellites and weapon systems.

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

 As of May 31, 2009, the Company's backlog of unrecognized revenue and unbilled amounts on open customers' orders was $15.0 million and $23.0 million, respectively, compared to unrecognized revenue and unbilled backlog amounts as of the end of the prior fiscal year of $21.3 million and $27.6 million, respectively.  The decrease in unbilled backlog is the result of delays in anticipated new orders.

Competition

Hi-Shear’s aerospace and defense products are thoroughly tested individually, as well as tested in conjunction with the end product into which they are incorporated.  After commencement of a given program, it is very costly for competitors to design new competitive components or for customers to change suppliers of the components since the customer would then be required to re-qualify the products.  Therefore, due to the Company's extensive financial investment and years of involvement in the development of our products and the practical barriers to entry into the market by competitors, competition is not a critical factor for subsequent orders.  In addition, local, state and federal permits and licenses that are required to manufacture such pyrotechnic and explosive devices as the Company produces are difficult to obtain and therefore provide further barriers to entry into the market by competitors.  Hi-Shear currently qualifies as a small business entity for the purposes of obtaining small business set aside contracts and dealing with U.S. Government contracts or programs.

Manufacturing and Production

Production consists of fabricating and assembling the mechanical and electronic hardware components and separately preparing the pyrotechnic charge used in the Company's cartridge devices.  Production of the mechanical and electronic devices involves machining components in the precision machining center, the assembly of the components and the testing of the completed units.  Throughout the entire process, strict quality assurance controls are maintained including customer and, where required, government inspection.  After assembly, the products are functionally tested on a sample basis.  At May 31, 2009, Hi-Shear had approximately 86 full time employees (including employees hired from temporary agencies), the majority of whom are engineers and technicians. The handling and processing of pyrotechnic materials requires extensive experience and expertise as well as the proper equipment, facilities and permits.  We have been safely handling and processing these fuels and oxidizers for over forty years.

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

Item 2.  Properties

Hi-Shear's manufacturing and executive offices are located in Torrance, California, in a 76,000 square foot building organized for electronic, mechanical, and pyrotechnic manufacturing, testing and assembly operations.  The Company leases these offices pursuant to a five (5) year lease through August 31, 2012. The Company also owns and operates a plant on twelve acres of land in Santa Clarita, California that it utilizes as a storage and powder-blending facility in addition to conducting manufacturing and testing.  We believe that our current leased facilities in Torrance and the property in Santa Clarita are adequately covered by insurance and will adequately support the Company’s operations for the foreseeable future.

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

In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear’s proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear’s advantageous business relationships.  After defendant filed, and the court ruled on, a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI were resolved, and the court entered a subsequent order lifting the stay.

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

In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance’s counterclaims against Hi-Shear, to Florida’s Fifth District Court of Appeal, challenging the legal basis of the lower court’s final judgment including the amounts of the recovery of Hi-Shear’s damages on contracts for manufactured components and other claims at trial. The appeal encompassed issues evident throughout the court proceedings, including the legal basis of the trial court’s judgments and questionable adverse rulings by the court during the entire course of the trial.  The Alliance filed a cross appeal.  On November 14, 2008, the Florida Fifth District Court of Appeal issued its opinion, which affirmed the lower court's rulings, with one of the three appellate court judges dissenting.  The Alliance’s cross appeal was denied, and the court also denied motions by Hi-Shear and Alliance to recover attorneys’ fees incurred on appeal. On December 19, 2008, Hi-Shear filed a motion regarding this appeal with the Florida Fifth District Court of Appeal seeking a rehearing, rehearing en banc, and certification.  In February 2009, Hi-Shear was notified that the December 19, 2008 motion was denied in full.

In December 2006, the trial court entered an order denying Hi-Shear’s motion for entitlement to recover its attorneys’ fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury.  In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys’ fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts.  Alliance claimed the amount of reasonable attorneys’ fees it should recover from Hi-Shear was approximately $2,900,000.  USBI never filed a motion to recover its attorneys' fees from Hi-Shear.  Hi-Shear opposed those claims, believing that the amount sought by Alliance was excessive.  On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys’ fees to be awarded to Alliance.  At the hearing, Hi-Shear offered evidence and expert testimony to establish that Alliance’s request for attorneys’ fees was excessive.  On July 28, 2008, the trial court sent a letter to Alliance’s attorneys asking them to prepare a form of order regarding attorneys' fees.  Hi-Shear received a copy of the letter on July 31, 2008.  The letter quantified some attorneys' fees to be awarded to Alliance but did not specify the final amount of attorneys’ fees to be awarded, and also indicated that an additional hearing would be required on specific issues.  However, the letter also indicated that the trial court would make additional favorable rulings for Alliance on several issues, and it appeared that the trial court would award to Alliance certain additional portions of the attorneys’ fees it sought.

Although Hi-Shear was unable to determine the precise amount of attorneys' fees that might ultimately have been awarded, it believed that it was appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. In addition, $76,000 had been accrued in each of the quarters ended November 30, 2008 and February 28, 2009 to reflect the current quarter's interest cost of the estimated fees and costs.

In October 2008, over Hi-Shear's opposition, the trial court issued orders and judgments for litigation costs to be awarded to the Alliance and USBI in the total amount of approximately $580,000, which included amounts for pre-judgment interest. On December 1, 2008, Hi-Shear appealed the award of costs to Alliance to the Florida Fifth District Court of Appeal.

In February 2009, a notice was served that set a hearing on June 9, 2009 regarding the final amount of attorneys' fees to be awarded to Alliance.  Hi-Shear was prepared to challenge the final amount of fees sought by Alliance and subsequently filed a motion with the trial court seeking to strike the Alliance's pending motion for entry of a final attorney fee judgment, but Hi-Shear also believed that it was appropriate under generally accepted accounting principles to accrue an estimate of a potential fee award, previously-awarded costs, and pre-judgment interest on fees and costs based on the court's previous rulings.

In April 2009, Hi-Shear filed a petition for a writ of certiorari seeking review by the United States Supreme Court of certain issues from the trial that had been affirmed by the Florida court of appeal.

During May of 2009, settlement discussions ensued between the Company and United Space Alliance.  As a result, the June 9, 2009 fee hearing was canceled, and on July 7, 2009, the Company and Alliance completed a Settlement Agreement to settle the Company’s pending litigation with Alliance.   Pursuant to the Agreement, the Company shall pay Alliance the sum of $1,600,000 in four separate installments of $400,000.  The first payment was made July 8, 2009 with the subsequent payments due on September 30, 2009, December 31, 2009 and March 31, 2010.  The Company deemed satisfied its judgment against Alliance, and dismissed its pending actions against Alliance in the Florida court of appeal and the United States Supreme Court, and also dismissed its amended complaint against Pacific Scientific Energetic Materials Company in a related case pending in Brevard County, Florida.  The Settlement Agreement provides for mutual releases and resolves all ongoing disputes between the Company and Alliance. To reflect the settlement, previous accruals will be reduced to the net settlement amount resulting in an increase to operating income in the fourth quarter of fiscal year ended May 31, 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Hi-Shear's Common Stock is traded on the NYSE American Stock Exchange under the symbol "HSR".  The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the NYSE American Stock Exchange composite tape, for the periods set forth below:

	High	Low
Fiscal Year 2009 ending May 31, 2009

4th Quarter	$8.45	$6.15
3rd Quarter	9.84	7.75
2nd Quarter	11.50	6.85
1st Quarter	12.92	11.10

Fiscal Year 2008 ending May 31, 2008

4th Quarter	$11.94	$10.50
3rd Quarter	13.64	11.11
2nd Quarter	13.34	9.07
1st Quarter	10.59	7.00

The Board of Directors approved and the Company paid three dividends during the fiscal years ended May 31, 2008 and May 31, 2009.  On September 21, 2007 the Company declared a cash dividend of $0.35 per share (or approximately $2,383,000) that was paid October 8, 2007 to shareholders of record as of the close of business October 5, 2007.  The ex-dividend date was October 3, 2007.  On March 19, 2008 the Company declared a cash dividend of $0.40 per share (or approximately $2,726,000) that was paid April 11, 2008 to shareholders of record as of the close of business April 1, 2008.  The ex-dividend date was March 27, 2008.  On October 9, 2008 the Company declared a cash dividend of $0.50 per share (or approximately $3,410,000) that was paid October 27, 2008 to shareholders of record as of the close of business October 24, 2008.  The ex-dividend date was October 22, 2008.  These dividends were not special and did not represent that the Company will pay dividends on a scheduled basis.  Dividends will be determined by the Board of Directors in light of the conditions then existing, including earnings, financial requirements and conditions, opportunities for reinvesting earnings, business conditions and other factors.

Subsequent to year-end 2009, on July 16, 2009 the Company’s Board of Directors approved a cash dividend.  A dividend of approximately $5,139,000 or $0.75 per share will be paid on or about August 21, 2009 to shareholders of record as of the close of business August 14, 2009.  The ex-dividend date is August 12, 2009.

The number of holders of record of Hi-Shear's Common Stock was 54 and the number of beneficial shareholders was approximately 1,300 as of June 4, 2009.

The securities authorized for issuance under the Company’s equity compensation plan are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	48,719	$7.84	424,171
Equity compensation plans not approved by security holders	0	$0.00	0
TOTAL	48,719	$7.84	424,171

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Hi-Shear's revenues are derived principally from fixed-price contracts that are accounted for on the percentage-of-completion method. Revenues for those contracts are calculated on the basis of the relationship between costs incurred and total estimated costs at completion of the contracts (“cost-to-cost” type of percentage-of-completion method of accounting).

Because of the large amount of contracts in process at any point in time, changes in estimated costs to complete can have a significant impact on profitability of the Company. We estimate that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2009 would change both the amount of revenue and earnings recognized by approximately $79,000.  We evaluate and update estimated costs to complete for open contracts on a regular basis. Those evaluations and updates include the participation of management and other key employees from all operational areas. Changed estimates to complete the contracts are then incorporated in the calculations of revenues and profits.

Included in the inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company’s management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company’s past contracts relate to on-going programs, for which it will be awarded similar contracts. The current method utilized in management’s assessment is to evaluate individual items in the inventories and assess current or future contract requirements which may use inventory parts.  A reserve is established for individual inventory parts based on said analysis.  Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

Results of Operations

Fiscal Year Ended May 31, 2009 compared with Fiscal Year Ended May 31, 2008

Revenues recognized during fiscal year 2009 were $25,933,000 compared to the $27,628,000 of revenues recognized during fiscal year 2008. Some customer delays in releasing their requirements to the company resulted in the revenue decrease for the year. Although these orders were subsequently placed with the Company later during the fiscal year, the delays extended some recognition of revenue on those orders to fiscal year 2010.  The Company serviced approximately 200 separate space and defense projects during the year including space and national missile defense applications accounting for 66% of total revenues and tactical weapon applications accounting for 19% of total revenues.

Cost of revenues for the fiscal year 2009 was $12,285,000, or 47% of revenues, compared to $14,827,000, or 54% of revenues, for the prior fiscal year.  Cost containment programs, including utilization of new equipment, absorption of fixed overhead expenses and continuing improvements in manufacturing procedures contributed to the reduction in cost of revenues.

Gross margin continued to improve in both total amount and as a percentage of revenues.  Satellite and missile defense products experienced increased profitability and contributed to gross margin percentage growth year over year.  Gross margin for fiscal year 2009 increased $847,000 to $13,648,000, or 53% of revenues, from $12,801,000, or 46% of revenues, in fiscal year 2008.  Consistent with year over year reductions to cost of revenues, the Company continues to realize gross margin improvement.

Selling, general and administrative expenses were $2,513,000 for fiscal year 2009, compared to $7,259,000 in fiscal year 2008.  The 65% decrease or $4,746,000 results from the Company’s favorable litigation settlement offset by some increases in executive compensation and consulting expenses.

Reduction in the amounts previously accrued for litigation resulted from the Company entering into a settlement agreement to close the ongoing litigation with United Space Alliance.  The outstanding accrual in the amount of $3,275,000 in addition to accrued interest totaling $152,000, has been reduced to the settlement amount of $1,600,000.  Also, the judgment amount of $57,800 owed to the Company by Alliance was forgiven as part of the agreement.  In addition, $252,000 was expended during the year on attorney fees related to this litigation.  The net effect of these adjustments resulting from the settlement is a reduction of selling, general and administrative expenses and an increase to operating income.

Operating income increased to $11,135,000 compared to the $5,542,000 for the prior year.  The increase in operating income was the result of improvements in gross margin and the favorable effect of the litigation settlement.

The Company realized pre-tax income of $11,095,000, or 43% of revenues, for the fiscal year ended  May 31, 2009, compared to pre-tax income of $5,586,000, or 20% of revenues, for the previous fiscal year. The increase of 99% was driven by the improvements to gross margin and the favorable litigation settlement.

Income tax expense for fiscal year 2009 was $4,419,000 and 40% of pre-tax income, compared to $2,046,000 and 37% of pre-tax income for fiscal year 2008. The increase in income tax expense occurred primarily as a result of the increase in pre-tax income, upon which reported income tax expense is principally based.  The increase as a percentage relates to an increase in non-deductable compensation expense associated with share based awards.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the year ended May 31, 2009.   Further, the Company is currently under audit by the Internal Revenue Service.  The Company’s management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

Net income for the fiscal year ended May 31, 2009 was $6,676,000, or $0.98 per share and 26% of revenues, compared to $3,540,000, or $0.52 per share and 13% of revenues, for the previous fiscal year. The net income increased significantly over last year and is driven by the growth in product gross margins and a favorable litigation settlement.  The Company's positive earnings supported the distribution of dividends to shareholders, of a $0.50 per share dividend to shareholders in October, 2008.

Subsequent to May 31, 2009 on July 16, 2009 the Board of Directors approved a cash dividend of $0.75 per share payable on or about August 21, 2009.

Revenues in the fourth quarter were $7,234,000 compared to $9,102,000 for the same quarter in fiscal year 2008.  Some order delays experienced earlier in the fiscal year resulted in the revenues associated with those orders being extended into 2010 and resulted in the lower fourth quarter revenues compared to the prior year.  Improvements in manufacturing processes and lower variable overhead expenses contributed to growth in gross margins and higher operating margins.  Gross margin in the fourth quarter of fiscal year 2009 was 53% compared to 47% for the same period last year.  The implementation of new automated equipment, operating efficiencies and lower variable overhead costs contributed to a strong gross margin.  Operating margin in the fourth quarter of fiscal year 2009 was 63% compared to 5% for the same period last year due to improved gross profitability and the favorable litigation settlement described above.   All operating expenses are covered by current cash balances and thus, there is no borrowing on the revolving line of credit the Company maintains with its commercial bank.

Financial Condition

Accounts receivable balances, which consist of billed and unbilled amounts were $2,769,000 and $7,977,000 respectively at the end of fiscal year 2009.  The billed and unbilled amounts at the completion of fiscal year 2008 were $8,111,000 and $6,363,000 respectively.  The accounts receivable balances at both May 31, 2009 and May 31, 2008 were not reduced for reserves on doubtful accounts. The decrease in billed receivables of $5,342,000 can be attributed to the delays in delivering customer hardware resulting in reduced billing opportunities. In addition, the billed balance at fiscal year end 2008 included a $1.2 million progress billing on an Air Force contract that did not have a corresponding billing at the end of the fiscal year 2009.  Also, contributing to the higher fiscal year 2008 balance was the final billing of $1.3 million for delivery of hardware on a completed contract that did not have a corresponding event at the end of fiscal year 2009.

Unbilled receivables represent revenues recognized from fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts (generally tied to delivery of hardware), previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at May 31, 2009 were $7,977,000, compared to $6,363,000 at the end of fiscal year 2008.  The increase in unbilled receivables at May 31, 2009 can be attributed to continuing efforts on on-going projects not yet delivered.

Inventories, net of reserves, increased to $1,512,000 at May 31, 2009 from $1,345,000 at May 31, 2008. Inventory reserves, which are established in accordance with management’s estimates regarding the extent to which inventory items will ultimately be used to generate future revenues, were $553,000 at May 31, 2009, compared to $526,000 at May 31, 2008.

Trade accounts payable decreased to $611,000 at the end of fiscal year 2009 compared to $740,000 at the end of fiscal year 2008. Timing of receipts submitted to Hi-Shear for payment at the end of any fiscal month/year will directly impact the outstanding balance for invoices due. There are no disputed amounts included in accounts payable at May 31, 2009.

At both May 31, 2009 and May 31, 2008, the Company did not have any bank debt and has available borrowing of up to $5,000,000 available from its commercial bank under a revolving line of credit maturing December 15, 2009 (See Note 8).  The Company also had available a $1,000,000 equipment letter of credit that expired March 2, 2009, and bore interest under the same terms as the revolving line of credit.  The equipment line of credit was not renewed based on projections of short term needs but can be re-instated if necessary.

Liquidity and Capital Resources

Net cash of $9,679,000 was provided by operating activities during fiscal year 2009, compared to net cash of $5,994,000 that was provided by operating activities during fiscal year 2008. The increase in net operating cash flows between the two fiscal years was primarily the result of increases in net income and collections of accounts receivables.

To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. There was no outstanding balance under this line of credit at May 31, 2009. Since the maximum borrowing limit under the line of credit is $5,000,000, the amount available for borrowing at May 31, 2009 was $5,000,000. The line of credit is available to the Company through December 15, 2009, which is the maturity date of the business loan agreement covering the line of credit. Outstanding amounts under the line of credit bear interest at prime less .25% (3.00% at May 31, 2009) or at the Company's option LIBOR plus 2% (3.22% at May 31, 2009).

The Company’s $1,000,000 equipment letter of credit matured March 2, 2009 and was not renewed.

The business loan agreement contains various financial covenants that have not been modified during the fiscal year.  At May 31, 2009, the Company was compliant with all of the financial covenants.

The Company’s management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use.

The Company and bank executives assigned to Hi-Shear accounts continue to keep current on banking regulatory changes that have been evolving during current economic times.  During the fourth quarter of fiscal year 2009, the Company moved its funds from a “sweep” account insured by government backed securities to a “passbook” account FDIC insured to $250 million.  Cash and cash equivalents at the end of the fiscal year 2009 was $7,502,000.

With the approval of its Board of Directors, the Company paid a cash dividend of $3,410,000, or $0.50 per share to shareholders of record as of the close of business October 24, 2008. Subsequent to May 31, 2009 on July 16, 2009 the Board of Directors approved a cash dividend of $0.75 per share payable on or about August 21, 2009. The ex-dividend date is August 12, 2009.

Item 8.  Financial Statements

The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report.  See "Index to Financial Statements" on page 18.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of May 31, 2009, being the date of the most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of George W. Trahan, Chief Executive Officer and Jan L. Hauhe, Chief Financial Officer. Based upon that evaluation, both the Chief Executive Officer and Chief Financial Officer concluded that current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (SEC).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

During the fiscal year ended May 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended May 31, 2009.  Improvements to strengthen internal controls have been made during the current fiscal year and will continue to be made to address the identified weakness.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We assessed the effectiveness of our internal control over financial reporting as of May 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weakness described in the following paragraph, management is required to conclude that, as of May 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.  Management believes however that internal controls over financial reporting is adequate to ensure that the Company’s financial statements included in this annual report on form 10-K present fairly in all material respects the Company’s financial position, results of operation, and cash flows as of the dates and for the periods presented in conformity with Generally Accepted Accounting Principles (GAAP).

In connection with the preparation of our financial statements for the year ended May 31, 2009, an internal control weakness relating to monitoring and risk assessment was identified.  To be removed from the material weakness category, further improvements in monitoring and risk assessment related to control activities performed by management will be required.

As part of the communications by Raimondo Pettit Group, with respect to their audit procedures for fiscal year 2009, Raimondo Pettit Group informed the CFO and CEO of this material weakness as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board (PCAOB).

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate this material weakness. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by this item will be contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 2009 and is incorporated herein by reference.
Item 15.  Exhibits, Financial Statement Schedules
Exhibits: See “Exhibit Index”, page 17.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-SHEAR TECHNOLOGY CORPORATION

Date: August 5, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 5, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

	By:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer

	By:	/s/ Jack Bunis
Jack Bunis
Director

	By:	/s/ Lawrence Moreau
Lawrence Moreau
Director

	By:	/s/ John Zaepfel
John Zaepfel
Director

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTIONS	SEQUENTIALLY NUMBERED
3.1	Certificate of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
4.1	Form of Common Stock(3)
10.1	1993 Stock Option Plan(2)
10.2.3	Consulting Agreement with Thomas R. Mooney(17)
10.3.3	Employment Agreement with George W. Trahan(17)
10.3.4	Employment Agreement with George W. Trahan
10.4.1	Torrance Property Lease(6)
10.4.1.1	Torrance Property Lease Amendment #1(12)
10.4.1.2	Torrance Property Lease Amendment #2(15)
10.5.1	Form of Buy/Sell Agreement(6)
10.6	Southern California Bank Credit Facility (now U.S. Bank)(4)
10.6.1	Promissory Note Relating to U.S. Bank Credit Facility(5)
10.6.2	Promissory Note Related to U.S. Bank Credit Facility(7)
10.6.3	Promissory Note and Amendment Relating to U.S. Bank Credit Facility(7)
10.6.3.1	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.2	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(11)
10.6.3.3	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(12)
10.6.3.4	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(13)
10.6.3.5	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(16)
10.6.3.6	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(17)
10.6.4	Term Note Related to U.S. Bank Credit Facility(11)
10.6.4.1	Term Note Related to U.S. Bank Credit Facility(16)
10.6.4.2	Term Note Related to U.S. Bank Credit Facility
10.7	Revolving Credit Note(18)
10.7.1	Amendment to Revolving Credit Agreement and Loan Documents(18)
16.2	Letter on Change in Certifying Accountant(9)
16.3	Letter on Change in Certifying Accountant (10)
20	Form 8-K/A filed August 8, 2003(12)
23.1	Consent of Raimondo Pettit Group
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1)	Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on January 10, 1994.
(2)	Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on February 1, 1994.
(3)	Previously filed and incorporated by reference to the Company's Form SB-2 Registration Statement No. 33-73972 filed with the Securities and Exchange Commission on March 23, 1994.
(4)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 12, 1998.
(5)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 17, 1999.
(6)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 24, 2000.
(7)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 10, 2002.
(8)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2002.
(9)	Previously filed and incorporated by reference to Exhibit 16.2 to Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2003.
(10)	Previously filed and incorporated by reference to Exhibit 16.3 to Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2003.
(11)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 19, 2003.
(12)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 30, 2004.
(13)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2005.
(14)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on July 28, 2006.
(15)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on January 16, 2007.
(16)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on April 13, 2007.
(17)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 10, 2007.
(18)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2008.

Raimondo Pettit Group

A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2009 and the results of its operations and its cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America

/s/ Raimondo Pettit Group

Torrance, California
August 3, 2009

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
May 31, 2009

ASSETS:
Current Assets:
Cash and cash equivalents	$7,502,000
Accounts receivable, net (Note 4)	10,746,000
Inventories, net (Note 5)	1,512,000
Deferred income taxes (Note 12)	972,000
Prepaid expenses and other current assets	229,000
Total current assets	$20,961,000

Land (Note 7)	846,000
Equipment, net (Note 6)	1,977,000
Total assets	$23,784,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Trade accounts payable	611,000
Accrued liabilities (Note 9)	4,353,000
Deferred revenue (Note 10)	182,000
Current portion of obligations under capital leases (Note 11)	35,000
Total current liabilities	$5,181,000

Deferred income taxes (Note 12)	347,000
Obligation under capital leases (less current portion) (Note 11)	28,000
Total liabilities	$5,556,000

Commitments and Contingencies (Notes 8, 13 and 16)
Stockholders' Equity
Preferred stock, $1.00 par value; 500,000 shares
authorized; no shares issued	0
Common stock, $.001 par value - 25,000,000 shares
authorized; 6,832,416 at May 31, 2009	7,000
Additional paid-in capital	8,055,000
Retained earnings	10,166,000
Total stockholders' equity	$18,228,000

Total liabilities and stockholders' equity	$23,784,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
Year Ended May 31,

	2009	2008

Revenues	$25,933,000	$27,628,000

Cost of Revenues	12,285,000	14,827,000

Gross Margin	13,648,000	12,801,000

Selling, General and Administrative Expenses	2,513,000	7,259,000

Operating Income	11,135,000	5,542,000

Interest Income (Expense), Net	(40,000)	44,000

Income before Income Tax Expense	11,095,000	5,586,000

Income Tax Expense	4,419,000	2,046,000

Net Income	$6,676,000	$3,540,000

Earnings per Common Share - Basic	$0.98	$0.52
Earnings per Common Share - Diluted	$0.98	$0.52

Weighted # Common Shares Outstanding:
Basic	6,822,000	6,808,000
Diluted	6,835,000	6,825,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, May 31, 2007	6,785,000	$7,000	$7,567,000	$8,469,000	$16,043,000

Stock based compensation			110,000		110,000
Stock options exercised	33,000		146,000		146,000
Dividend				(5,109,000)	(5,109,000)
Net Income				3,540,000	3,540,000

Balance, May 31, 2008	6,818,000	7,000	7,823,000	6,900,000	14,730,000

Stock based compensation	13,000		227,000		227,000
Stock options exercised	1,000		5,000		5,000
Dividend				(3,410,000)	(3,410,000)
Net Income				6,676,000	6,676,000

Balance May 31, 2009	6,832,000	$7,000	$8,055,000	$10,166,000	$18,228,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
Year Ended May 31,
	2009	2008

Cash Flows From Operating Activities
Net income	$6,676,000	$3,540,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	442,000	472,000
Loss on disposition of inventory	7,000	380,000
Accrued losses on uncompleted contracts	122,000	(180,000)
Provision for inventory reserves	27,000	42,000
Reversal of accrued settlement amount	(1,675,000)	3,275,000
Deferred income taxes, net	1,490,000	(1,427,000)
Stock based compensation	227,000	110,000
Changes in assets and liabilities:
Accounts receivable	3,728,000	(1,449,000)
Inventories	(323,000)	(18,000)
Prepaid expenses and other assets	(47,000)	(40,000)
Trade accounts payable	(129,000)	(53,000)
Accrued liabilities	156,000	344,000
Deferred revenue	(1,022,000)	998,000
Net cash provided by operating activities	9,679,000	5,994,000

Cash Flows From Investing Activities
Purchase of equipment	(387,000)	(334,000)
Net cash used in investing activities	(387,000)	(334,000)

Cash Flows from Financing Activities
Proceeds from stock options exercised	5,000	146,000
Payment of stock dividends	(3,410,000)	(5,109,000)
Payment on capital lease obligations	(40,000)	(39,000)
Net cash provided by (used in) financing activities	(3,445,000)	(5,002,000)

Net increase in cash	5,847,000	658,000

Cash and Cash Equivalents, beginning of period	1,655,000	997,000

Cash and Cash Equivalents, end of period	$7,502,000	$1,655,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	4,000	16,000
Cash paid for taxes	3,111,000	3,529,000

Non-cash investing and financing activities
Stock based compensation	227,000	110,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business:

Hi-Shear Technology Corporation designs and manufactures power cartridges, separation devices, electronic firing units and other special components used by the worldwide aerospace industry, the military and the National Aeronautics and Space Administration (NASA). The Company’s aerospace products are procured under both long and short-term contracts with numerous aerospace contractors, subcontractors and agencies of the United States Government.  The Company is dependent on the continuation of the satellite industry and government sponsored military and aerospace programs in order to maintain its revenues.

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

Inventory costs for component parts, work-in-process and finished goods include costs for material, direct labor, sub-contracting for manufacturing processes and testing, and manufacturing and engineering overhead. Selling, general and administrative costs are not included in inventory, and are charged to expense as incurred. In accordance with industry practice, inventories are classified as a current asset, and include items that may be allocated to contracts that will not be completed within twelve months. Inventory is valued at the lower of cost or estimated market value, and is determined on a “first-in, first-out” basis.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Income Taxes:

Deferred income taxes are provided using the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred income tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the year ended May 31, 2009.   Further, the Company is currently under audit by the Internal Revenue Service.  The Company’s management has considered the various tax positions subject to examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of the examination. Accordingly, no adjustments have been made to the accompanying financial statements.

Earnings Per Share:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period.  EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options and grants.  The dilutive effect from outstanding options for fiscal years 2009 and 2008 did not change earnings per share.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

	Year Ended May 31,
	2009	2008
Earnings per common share - basic:
Numerator: earnings available for common Stockholder	$6,676,000	$3,540,000
Denominator: weighted average shares - basic	6,822,000	6,808,000
Earnings per common share - basic	$0.98	$0.52
Earnings per common share - diluted:
Numerator: earnings available for common Stockholder	$6,676,000	$3,540,000
Denominator: weighted average shares - diluted	6,835,000	6,825,000
Earnings per common share - diluted	$0.98	$0.52
Calculation of weighted average common share - diluted:
Weighted Average # Common Shares Outstanding During the Period	6,822,000	6,808,000
Effect of Dilutive Securities Options	13,000	17,000
Weighted # Common Shares and Dilutive Potential Common Stock used in Diluted EPS	6,835,000	6,825,000
Antidilutive shares not included in above calculation because the option price is
less than the weighted average 12-month price	17,750	0
Cash and Cash Equivalents:
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

The Company does not have cash on deposit with its bank that exceeds the insurance limits of the FDIC due to “passbook” increases to insured limits now at $250 million.

Stock-Based Compensation:

The Company accounts for stock-based employee and non employee transactions under the requirements of SFAS No. 123R "Share Based Payment" which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options.  The fair value of grants is determined by published market values at the date of grant.  The adoption of SFAS 123R resulted in additional stock-based compensation of $227,000 for the year ended May 31, 2009 and $110,000 for the year ended May 31, 2008.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 (SFAS 157), Fair Value Measurements.  SFAS 157 addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP).  As a result of SFAS 157, a common definition exists of fair value to be used throughout GAAP.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities (except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or at least annually).  In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of SFAS 157 did not have a material impact on the Company's financial position, results of operations or cash flows as a result of the adoption of SFAS 157.

In September, 2006, the FASB issued Statement of Financial Accounting Standard 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS 159 is effective for fiscal years beginning after November, 15, 2007. SFAS No. 159 provides the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, results of operations or cash flow.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165) which establishes general  standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial  statements' and the disclosures that an entity should make about events or  transactions that occurred after the balance sheet  date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

Note 2.  Fourth Quarter Adjustments
The only material fourth quarter adjustment was the reversal of the legal accrual from fiscal year 2008 discussed in Note 13.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3.  Major Customers and Supplier Concentration

The Company derives a major portion of its revenues directly from sales to certain large companies that have operations associated with satellite, launch vehicle and/or government defense contracts, as well as directly from departments and agencies of the United States Government.  Sales to these major customers, which provided revenues during fiscal year 2009 in excess of 10% of total revenues, consist of the following:

	2009	2008

Lockheed Martin	39%	39%
United States Government (Including NASA)	14%	19%
Boeing	2%	13%

At May 31, 2009, billed and unpaid accounts receivable included totals of $840,000, or 30% of total billed and unpaid accounts receivable, due from Lockheed Martin companies and $435,000, or 16% of total billed and unpaid accounts receivable, due from the U.S. Government entities. There were no outstanding billings to Boeing at fiscal year end 2009.

Note 4.  Accounts Receivable

Billed and unpaid receivables at May 31, 2008	$8,111,000
Billed receivables for fiscal year 2009	23,647,000
31,758,000
Collected receivables for fiscal year 2009	28,931,000
Receivable forgiven as part of litigation settlement	58,000
Billed and unpaid receivables at May 31, 2009	2,769,000

Unbilled receivables at May 31, 2009:
Unbilled receivables on contracts in process	7,965,000
Accrued losses on uncompleted contracts	(58,000)
Unbilled receivables on completed contracts	70,000
7,977,000

Total gross accounts receivable at May 31, 2009	10,746,000
Allowance for doubtful accounts	0
Total net accounts receivable at May 31, 2009	$10,746,000

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2009 were $2,769,000 and $7,977,000 , respectively.

The billed accounts receivable balance at the end of fiscal year 2008 included $58,000 for damages awarded to the Company by the jury of a concluded trial of the Company’s lawsuit against the United Space Alliance, LLP for alleged breaches of contracts.  As part of the settlement with United Space Alliance (described in Note 13), the Company agreed to waive collection of this outstanding balance as a result of said agreement; this entry was removed as an element of billed receivables at May 31, 2009.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4.  Accounts Receivable (continued)
The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. At the end of fiscal year 2009, the Company did not have any outstanding claims.

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2009 are as follows:

Total Contracts in process	$43,377,000

Total cost incurred	$19,682,000
Add estimated earnings	10,613,000

Total revenue recognized	30,295,000
Less amounts billed	22,442,000
$7,853,000
Unbilled receivables on contracts in process	$8,035,000
Deferred revenue on contracts in process	(182,000)
$7,853,000

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2009 would change both the recognized revenue and earnings by approximately $79,000.

During the fiscal years 2009 and 2008, the Company generated revenues of approximately $2,099,000 and $2,785,000, respectively, from sources outside of the United States.

Note 5.  Inventories

Raw materials and component parts	$361,000
Work-in-process	1,175,000
Finished goods	529,000
2,065,000
Less inventory reserves	(553,000)

Total net inventory	$1,512,000

Included in inventories recorded and maintained by the Company are purchased and manufactured component parts and finished goods that relate to previously completed contracts. The Company’s management periodically assesses the likelihood that those inventory items will be used in future contracts, since many of the Company’s past contracts relate to on-going programs, for which it will be awarded similar contracts. The current method utilized in management’s assessment is to evaluate items in the inventories and assess current or future contract requirements which may use inventory parts.  A reserve is established based on said analysis.  Since the inventory reserve methodology is subjective, and subject to changes in estimates based upon updated information, changes in those estimates can be substantial.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6.  Equipment

Machinery and equipment	$5,544,000
Office equipment and furniture	602,000
Leasehold improvements	456,000
Production and test tooling	338,000
Automobiles/delivery vehicle	188,000
Projects in process	13,000
7,141,000
Less accumulated depreciation and amortization	(5,164,000)

Total net equipment	$1,977,000

For fiscal year 2009, the Company capitalized costs amounting to $113,000 that were incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal year 2009. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

Included in automobiles is $165,000 in capital leases, which is reduced by accumulated depreciation of $101,000 at May 31, 2009.

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

At May 31, 2009 and throughout fiscal year 2009, the Company did not have outstanding balances on the revolving line of credit.

The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (3.00% at May 31, 2009) or at the Company's option LIBOR plus 2% (3.22% at May 31, 2009).

The Company’s $1,000,000 equipment letter of credit matured March 2, 2009 and was not renewed.

The business loan agreement contains various financial covenants that have not been modified during the fiscal year.  At May 31, 2009, the Company was compliant with all of the financial covenants.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9.  Accrued Current Liabilities

As of May 31, 2009, accrued current liabilities consist of the following:

Accrued vacation	$1,260,000
Accrued salaries, wages and bonus	1,124,000
Deferred compensation	109,000
Accrued commissions	65,000
Accrued facilities rent	74,000
Accrued professional fees	47,000
Accrued Alliance litigation costs	1,600,000
Accrued income taxes	59,000
Miscellaneous	15,000

Total accrued current liabilities	$4,353,000

Note 10.  Deferred Revenue

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and “deferred revenue” on the balance sheet is reclassified to earned “revenue” on the statements of operations. Deferred revenue was $182,000 at May 31, 2009.

Note 11.  Capital Leases

The Company leases vehicles under capital leasing agreements which expire at various dates through June, fiscal year 2014.  Future minimum lease payments are as follows:

Year ending May 31,

2010	$38,000
2011	11,000
2012	10,000
2013	8,000
2014	1,000
Total minimum lease payments	68,000

Amounts representing interest	5,000

Present value of net minimum lease payments	63,000

Current maturities	(35,000)
$28,000

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.  Income Taxes

Deferred income taxes at May 31, 2009 consist of the following:
Current
Deferred income tax asset:
Accrued vacation	$203,000
Supplemental employee retirement plan	47,000
Inventory reserves	237,000
Current year state tax expense	231,000
Accrued bonus	377,000
Total current deferred income tax asset	1,095,000

Deferred income tax liability:
Prepaid expenses	(88,000)
Deferred state taxes	(35,000)
Total current deferred income tax liability	(123,000)

Net current deferred income tax asset	972,000

Non-current
Deferred income tax liability:
Fixed assets	(347,000)
Total net non-current deferred tax liability	(347,000)

Total net deferred income taxes	$625,000

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.  Income Taxes (continued)

The provision for income taxes consists of the following:

	2009	2008
Current tax expense:
Federal	$2,249,000	$2,681,000
State	680,000	799,000
	$2,929,000	$3,480,000

Deferred tax expense (benefit)
Federal	$1,162,000	$(1,134,000)
State	328,000	(300,000)
	$1,490,000	$(1,434,000)
Total tax provision	$4,419,000	$2,046,000

A reconciliation of actual tax (credit) to the amount computed by applying the federal statutory income tax rates to income before income taxes is as follows:

	2009	2008
Federal income tax computed at statutory rate	$3,772,000	$1,899,000
Permanent differences	(18,000)	(175,000)
State taxes, net of federal benefit	665,000	322,000
Other state tax and minimum taxes	0	0
Tax Credits	0	0
	$4,419,000	$2,046,000

Note 13.  Commitments and Contingencies
The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2014. Rental expense under operating leases for the years ended May 31, 2009 and 2008 was approximately $677,000 and $656,000 respectively.

Maximum annual rentals under all non-cancelable operating leases are as follows:

2010	648,000
2011	666,000
2012	685,000
2013	183,000
$2,182,000

$1,974,000 of the above lease commitment is for rent of the Company’s offices and production facility in Torrance. The lease agreement for the facility extends through August 31, 2012.

Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company (“Alliance”), and USBI Co., a Delaware corporation (“USBI”), in November 2000 in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages in excess

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies – (continued)

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

In July 2004, Hi-Shear filed a separate but related suit against Pacific Scientific Energetic Materials Company, a Delaware corporation, in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages, alleging that defendant misappropriated Hi-Shear’s proprietary information and/or trade secrets in certain technical data and information, conspired to misappropriate trade secrets, and interfered with Hi-Shear’s advantageous business relationships.  After defendant filed, and the court ruled on, a motion to dismiss, and Hi-Shear filed an amended complaint against Pacific Scientific, the court entered an order staying all further proceedings in the case until the appeals from the suit between Hi-Shear and Alliance and USBI were resolved, and the court entered a subsequent order lifting the stay.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies – (continued)

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

In June 2006, Hi-Shear appealed the final judgment entered on its claims against Alliance, and Alliance’s counterclaims against Hi-Shear, to Florida’s Fifth District Court of Appeal, challenging the legal basis of the lower court’s final judgment including the amounts of the recovery of Hi-Shear’s damages on contracts for manufactured components and other claims at trial. The appeal encompassed issues evident throughout the court proceedings, including the legal basis of the trial court’s judgments and questionable adverse rulings by the court during the entire course of the trial.  The Alliance filed a cross appeal.  On November 14, 2008, the Florida Fifth District Court of Appeal issued its opinion, which affirmed the lower court's rulings, with one of the three appellate court judges dissenting.  The Alliance’s cross appeal was denied, and the court also denied motions by Hi-Shear and Alliance to recover attorneys’ fees incurred on appeal. On December 19, 2008, Hi-Shear filed a motion regarding this appeal with the Florida Fifth District Court of Appeal seeking a rehearing, rehearing en banc, and certification.  In February 2009, Hi-Shear was notified that the December 19, 2008 motion was denied in full.

In December 2006, the trial court entered an order denying Hi-Shear’s motion for entitlement to recover its attorneys’ fees and costs from Alliance, even though Hi-Shear was the only party to have been awarded damages by the jury.  In that same order, the court determined that instead, Alliance had prevailed on its claims for breach on three of four contracts and thus was entitled to recover from Hi-Shear its reasonable attorneys’ fees incurred relating to count I of its counterclaim against Hi-Shear for breach of contracts.  Alliance claimed the amount of reasonable attorneys’ fees it should recover from Hi-Shear was approximately $2,900,000.  USBI never filed a motion to recover its attorneys' fees from Hi-Shear.  Hi-Shear opposed those claims, believing that the amount sought by Alliance was excessive.  On March 13-14, 2008, the trial court held an evidentiary hearing on the amount of reasonable attorneys’ fees to be awarded to Alliance.  At the hearing, Hi-Shear offered evidence and expert testimony to establish that Alliance’s request for attorneys’ fees was excessive.  On July 28, 2008, the trial court sent a letter to Alliance’s attorneys asking them to prepare a form of order regarding attorneys' fees.  Hi-Shear received a copy of the letter on July 31, 2008.  The letter quantified some attorneys' fees to be awarded to Alliance but did not specify the final amount of attorneys’ fees to be awarded, and also indicated that an additional hearing would be required on specific issues.  However, the letter also indicated that the trial court would make additional favorable rulings for Alliance on several issues, and it appeared that the trial court would award to Alliance certain additional portions of the attorneys’ fees it sought.

Although Hi-Shear was unable to determine the precise amount of attorneys' fees that might ultimately have been awarded, it believed that it was appropriate under generally accepted accounting principles to accrue approximately $3,275,000 associated with the litigation for its year ended May 31, 2008. In

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies – (continued)

addition, $76,000 had been accrued in each of the quarters ended November 30, 2008 and February 28, 2009 to reflect the current quarter's interest cost of the estimated fees and costs.

In October 2008, over Hi-Shear's opposition, the trial court issued orders and judgments for litigation costs to be awarded to the Alliance and USBI in the total amount of approximately $580,000, which included amounts for pre-judgment interest. On December 1, 2008, Hi-Shear appealed the award of costs to Alliance to the Florida Fifth District Court of Appeal.

In February 2009, a notice was served that set a hearing on June 9, 2009 regarding the final amount of attorneys' fees to be awarded to Alliance.  Hi-Shear was prepared to challenge the final amount of fees sought by Alliance and subsequently filed a motion with the trial court seeking to strike the Alliance's pending motion for entry of a final attorney fee judgment, but Hi-Shear also believed that it was appropriate under generally accepted accounting principles to accrue an estimate of a potential fee award, previously-awarded costs, and pre-judgment interest on fees and costs based on the court's previous rulings.

In April 2009, Hi-Shear filed a petition for a writ of certiorari seeking review by the United States Supreme Court of certain issues from the trial that had been affirmed by the Florida court of appeal.

During May of 2009, settlement discussions ensued between the Company and United Space Alliance.  As a result, the June 9, 2009 fee hearing was canceled, and on July 7, 2009, the Company and Alliance completed a Settlement Agreement to settle the Company’s pending litigation with Alliance.   Pursuant to the Agreement, the Company shall pay Alliance the sum of $1,600,000 in four separate installments of $400,000.  The first payment was made July 8, 2009 with the subsequent payments due on September 30, 2009, December 31, 2009 and March 31, 2010.  The Company deemed satisfied its judgment against Alliance, and dismissed its pending actions against Alliance in the Florida court of appeal and the United States Supreme Court, and also dismissed its amended complaint against Pacific Scientific Energetic Materials Company in a related case pending in Brevard County, Florida.  The Settlement Agreement provides for mutual releases and resolves all ongoing disputes between the Company and Alliance. To reflect the settlement, previous accruals will be reduced to the net settlement amount resulting in an increase to operating income in the fourth quarter of fiscal year ended May 31, 2009.  The reduction of the accrued settlement decreased selling, general and administrative expenses by $1,679,000 as well as reduced previously recorded interest expense associated with the accrual by $90,000.

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)

On July 31, 2006 the Company's Board of Directors approved the 2006 Stock Award Plan, which was subsequently accepted by Company's shareholders for adoption at the October 16, 2006 annual shareholders' meeting.  Under the plan, options to purchase common stock, with a maximum term of 10 years, are granted and vested as determined by the Company’s Stock Option Committee. Grants and/or options for up to 500,000 shares could be issued to employees or directors.

Stock options are valid for ten years and have various vesting schedules.  Current options have 2 year, 3 year and 4 year vesting schedules.  There were no options granted during fiscal year 2009.

Stock grants have various vesting schedules.  There were 18,610 grants issued during fiscal year 2009.  The fair value of grants is determined by published market values at the date of grant.

The fair value of each option is estimated at the issue date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including fair value, expected terms, expected volatility, expected dividends, risk-free interest rate and expected forfeiture rate to calculate the fair value of stock-based payment awards.  The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the computed fair value and resulting stock-based compensation expense could be different in the future.  Furthermore, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If the actual forfeiture rate is materially different from the estimate, the stock based compensation expense could be different from what is recorded in the current period.  There were no options issued in fiscal year 2009.  The fair value of the options granted in 2008 was calculated by using the following weighted-average assumptions: dividend rates of 2.47% and 3.1%; price volatility of 68.93% and 86.5%; risk-free interest rates of 4.21% and 3.28%; and expected life of five years.

The Company does not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. The Company adopted the simplified method of estimating the expected term of a stock option, as permitted by SAB 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term.

The expected volatility is derived from historical volatility of the Company’s common stock.

The dividend rate is based on the Company’s historic dividend rate.

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the Company’s stock options.

As the Company has little to no history of actual forfeitures, nor any indication of pending forfeitures, the pre-vesting forfeiture rate is estimated to be zero.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)

A summary of the status of the option plan and changes during fiscal years 2009 and 2008 is as follows:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price
Outstanding at beginning of year	50,469	$7.66	52,834	$4.20
Granted	0	0.00	35,500	9.75
Exercised	(1,750)	2.64	(32,584)	4.48
Forfeited	0	0.00	(5,281)	6.75

Outstanding at end of year	48,719	7.84	50,469	7.66

Exercisable at end of year	30,969	6.74	14,969	2.69

Available for issue at end of year	424,171		439,781

A summary of the status of the grant plan and changes during fiscal year 2009 is as follows:

	2009	2008

Fixed Grants	Shares	Shares
Outstanding at beginning of year	9,750	0
Granted	18,610	9,750
Issued	(13,125)	0
Forfeited	(3,000)	0

Outstanding at end of year	12,235	9,750

The Company recorded stock-based compensation of $227,000 during the year ended May 31, 2009. Current year stock-based compensation expense includes $97,000 for options and $130,000 for grants. The Company elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

As of May 31, 2009, total unrecognized compensation costs related to stock options of $53,000 is expected to be recognized over a weighted-average period of 2 years. As of May 31, 2009, total unrecognized compensation costs related to stock grants of $79,000 is expected to be recognized over a weighted-average period of 2 years.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)

Information relating to stock options at May 31, 2009 summarized by exercised price is as follows:

Options Outstanding					Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value	Exercisable	Price	Value
$2.64 - $6.99	13,219	4.6 years	$2.69	$14,937	13,219	$2.69	$14,937
$7.00 - $9.99	33,500	8.5 years	9.71	186,092	16,750	9.71	93,046
$10.00 - $12.00	2,000	8.0 years	10.49	12,253	1,000	10.49	6,127

	48,719		$7.84	$213,282	30,969	$6.74	$114,110

Information relating to stock grants at May 31, 2009 summarized by exercised price is as follows:

Grants Outstanding
	Weighted-
	Average
	Remaining	Aggregate
Number	Contractual	Intrinsic
Outstanding	Life	Value
3,375	0.3 years	$31,995
8,860	1.6 years	84,613

12,235		$116,608

 Information related to non-vested stock options at May 31, 2009 is as follows:

		Weighted Average
	Number of	Issue Date
	Shares	Fair Value Per Share

Non-Vested Options at May 31, 2008	35,500	$9.75
Issued	0	0.00
Vested	17,750	9.75
Forfeited	0	0.00
Non-Vested Options at May 31, 2009	17,750	$9.75

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)

Information relating to non-vested stock grants at May 31, 2009 is as follows:

		Weighted Average
	Number of	Issue Date
	Shares	Fair Value Per Share

Non-Vested Grants at May 31, 2008	4,875	$11.76
Issued	18,610	9.51
Vested	8,250	10.83
Forfeited	3,000	9.48
Non-Vested Grants at May 31, 2009	12,235	$9.53

Note 15.  Related Parties

A director of the Company performed consulting services for the Company under a two-year contract that expired February 28, 2009. The Company incurred $200,000 and $254,000 of consulting fees for the years ended May 31, 2009 and 2008, respectively.

Note 16. 401(k) Retirement Plan

The Company has a 401(k) Retirement Savings Plan (the “401(k) Plan”) that covers substantially all employees. Employees may elect to contribute a percentage of compensation to the maximum deferred amount allowed by tax laws. The Company may make a matching contribution to the 401(k) Plan and/or a profit sharing contribution which is allocated to all eligible participants, whether they made deferral contributions or not. Contributions are made solely at the discretion of the Company’s Board of Directors. The Company did not make a matching contribution or a profit sharing contribution to the 401(k) Plan for the fiscal years ended May 31, 2009 and 2008.

Note 17. Subsequent Events
Subsequent to year-end 2009, on July 16, 2009 the Company’s Board of Directors approved a cash dividend.  The dividend of approximately $5,139,000 or $.75 per share will be paid on or about August 21, 2009 to shareholders of record as of the close of business August 14, 2009.  The ex-dividend date is August 12, 2009.