Form 10-K/A
HI SHEAR TECHNOLOGY CORP
filed 2009-09-21
CIK 918027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2009	Commission File Number 001-12810

Hi-Shear Technology Corporation

Delaware	22-2535743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24225 Garnier Street, Torrance, CA 90505-5355	(310) 784-2100
(Address of principal executive offices)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
COMMON STOCK	NYSE Amex
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:
(Title of each class)	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No  [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company.

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

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement filed with the U.S. Securities and Exchange Commission, or SEC, on September 9, 2009, pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, in connection with the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 9-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended May 31, 2009, as filed with the Securities and Exchange Commission on August 5. 2009 (the “Form 10-K”), to amend Item 8 of Part II and Item 15 of Part IV of the Form 10-K to provide the following, which were inadvertently omitted from the Form 10-K: (1) the audited balance sheet for May 31, 2008 and the related footnote disclosures (which had been previously filed with the Company’s Form 10-KSB for the year ended May 31, 2008), and (2) certain exhibits.  A revised audit report of the Company’s independent registered public accounting firm, Raimondo Pettit Group, is also included in the Amendment.  Except as otherwise contained herein, the information in the Form 10-K remains unchanged.

HI-SHEAR TECHNOLOGY CORPORATION
 INDEX TO FORM 10-K/A
 For the Year Ended May 31, 2009

Page
ITEM 8. Financial Statements and Supplementary Data	1
ITEM 15. Exhibits and Financial Statement Schedules	25
Signatures	26
EX-3.1
EX-3.2
EX-4.1
EX-10.1.1
EX-10.1.2
EX-10.3.4
EX-10.6.4.2
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 8. Financial Statements and Supplementary Data

Raimondo Pettit Group

A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hi-Shear Technology Corporation

We have audited the accompanying balance sheet of Hi-Shear Technology Corporation as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Shear Technology Corporation as of May 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two year periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raimondo Pettit Group

Torrance, California
August 3, 2009

HI-SHEAR TECHNOLOGY CORPORATION

BALANCE SHEET
May 31,	2009	2008

ASSETS:
Current Assets:
Cash and cash equivalents	$7,502,000	$1,655,000
Accounts receivable, net (Note 4)	10,746,000	14,474,000
Inventories, net (Note 5)	1,512,000	1,345,000
Deferred income taxes (Note 12)	972,000	2,430,000
Prepaid expenses and other current assets	229,000	182,000
Total current assets	$20,961,000	$20,086,000

Land (Note 7)	846,000	846,000
Equipment, net (Note 6)	1,977,000	2,003,000
Total assets	$23,784,000	$22,935,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Trade accounts payable	611,000	740,000
Accrued liabilities (Note 9)	4,353,000	5,872,000
Deferred revenue (Note 10)	182,000	1,204,000
Current portion of obligations under capital leases (Note 11)	35,000	40,000
Total current liabilities	$5,181,000	$7,856,000

Deferred income taxes (Note 12)	347,000	315,000
Obligation under capital leases (less current portion) (Note 11)	28,000	34,000
Total liabilities	$5,556,000	$8,205,000

Commitments and Contingencies (Notes 8, 13 and 16)
Stockholders' Equity
Preferred stock, $1.00 par value; 500,000 shares
authorized; no shares issued	0	0
Common stock, $.001 par value - 25,000,000 shares
authorized; 6,832,416 and 6,817,541 at May 31, 2009 and May 31, 2008 respectively	7,000	7,000
Additional paid-in capital	8,055,000	7,823,000
Retained earnings	10,166,000	6,900,000
Total stockholders' equity	$18,228,000	$14,730,000

Total liabilities and stockholders' equity	$23,784,000	$22,935,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
Year Ended May 31,	2009	2008

Revenues	$25,933,000	$27,628,000

Cost of Revenues	12,285,000	14,827,000

Gross Margin	13,648,000	12,801,000

Selling, General and Administrative Expenses	2,513,000	7,259,000

Operating Income	11,135,000	5,542,000

Interest Income (Expense), Net	(40,000)	44,000

Income before Income Tax Expense	11,095,000	5,586,000

Income Tax Expense	4,419,000	2,046,000

Net Income	$6,676,000	$3,540,000

Earnings per Common Share - Basic	$0.98	$0.52
Earnings per Common Share - Diluted	$0.98	$0.52

Weighted # Common Shares Outstanding:
Basic	6,822,000	6,808,000
Diluted	6,835,000	6,825,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2009 and 2008
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, May 31, 2007	6,785,000	$7,000	$7,567,000	8,469,000	$16,043,000

Stock based compensation			110,000		110,000
Stock options exercised	33,000		146,000		146,000
Dividend				(5,109,000)	(5,109,000)
Net Income				3,540,000	3,540,000

Balance, May 31, 2008	6,818,000	7,000	7,823,000	6,900,000	14,730,000

Stock based compensation	13,000		227,000		227,000
Stock options exercised	1,000		5,000		5,000
Dividend				(3,410,000)	(3,410,000)
Net Income				6,676,000	6,676,000

Balance May 31, 2009	6,832,000	$7,000	$8,055,000	10,166,000	$18,228,000

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

Inventories:

Inventories are composed of raw materials and component parts, work-in-process, and finished goods available for sale. Raw materials and component parts consist of purchased and manufactured parts that are not allocated to an existing production job and are expected to be utilized in anticipated future customer contracts. Work-in-process consists of costs incurred for non-contract jobs in process for manufacturing components and sub-assemblies that do not relate to existing production contracts, but are built in anticipation of future customer contracts. Finished goods consist of completed manufactured products to fulfill future anticipated customer contracts.

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

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:
	Year Ended May 31,
	2009	2008
Earnings per common share - basic:
Numerator: earnings available for common Stockholder	$6,676,000	$3,540,000
Denominator: weighted average shares - basic	6,822,000	6,808,000
Earnings per common share - basic	$0.98	$0.52
Earnings per common share - diluted:
Numerator: earnings available for common Stockholder	$6,676,000	$3,540,000
Denominator: weighted average shares - diluted	6,835,000	6,825,000
Earnings per common share - diluted	$0.98	$0.52
Calculation of weighted average common share - diluted:
Weighted Average # Common Shares Outstanding During the Period	6,822,000	6,808,000
Effect of Dilutive Securities Options	13,000	17,000
Weighted # Common Shares and Dilutive Potential Common Stock used in Diluted EPS	6,835,000	6,825,000
Antidilutive shares not included in above calculation because the option price is less than the weighted average 12-month price
Stock options outstanding	17,750	0

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

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 (SFAS 157), Fair Value Measurements.  SFAS 157 addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP).  As a result of SFAS 157, a common definition exists of fair value to be used throughout GAAP.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities (except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or at least annually).  In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of SFAS 157 did not have a material impact on the Company's financial position, results of operations or cash flows as a result of the adoption of SFAS 157.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165) which establishes general  standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial  statements' and the disclosures that an entity should make about events or  transactions that occurred after the balance sheet  date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4.  Accounts Receivable

	2009	2008
Billed and unpaid receivables at May 31	$8,111,000	$4,936,000
Billed receivables for fiscal year	23,647,000	29,986,000
	31,758,000	34,922,000
Collected receivables for fiscal year	28,931,000	26,811,000
Receivable forgiven as part of litigation settlement	58,000	0
Billed and unpaid receivables at May 31	2,769,000	8,111,000

Unbilled receivables at May 31:
Unbilled receivables on contracts in process	7,965,000	6,506,000
Accrued losses on uncompleted contracts	(58,000)	(180,000)
Unbilled receivables on completed contracts	70,000	37,000
	7,977,000	6,363,000

Total gross accounts receivable at May 31	10,746,000	14,474,000
Allowance for doubtful accounts	0	0
Total net accounts receivable at May 31	$10,746,000	$14,474,000

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under long-term contracts. Billed and unbilled accounts receivables at May 31, 2009 were $2,769,000 and $7,977,000, respectively; billed and unbilled accounts receivable at May 31, 2008 were $8,111,000 and $6,363,000 respectively.

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

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation. As of May 31, 2008, the Company had incurred additional costs outside of the original scope of two contracts which were recorded as claims. Included in revenue for the year ended May 31, 2008 was $469,000 related to these claims, which was classified as a current unbilled receivable. During fiscal year 2009, final contract negotiations resulted in actual price modifications of $428,400. There were no outstanding claims as of May 31, 2009.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4.  Accounts Receivable (continued)
Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events for which invoices are submitted to customers. The total costs and earnings recognized from inception-to-date on contracts in process at May 31, 2009 and 2008 are as follows:

	2009	2008
Total Contracts in process	$43,377,000	$54,990,000

Total costs incurred	$19,682,000	$22,807,000
Add estimated earnings	10,613,037	12,201,000

Total revenue recognized	30,295,037	35,008,000
Less amounts billed	22,442,037	29,669,000
	$7,853,000	$5,339,000
Unbilled receivables on contracts in process	$8,035,000	$6,543,000
Deferred revenue on contracts in process	(182,000)	(1,204,000)
	$7,853,000	$5,339,000

Because of the large amount of contracts in process at any point in time, changes in estimates to complete can have a significant impact on the profitability of the Company. Management estimates that each 1% change in the total estimated costs to complete the contracts in process at May 31, 2009 and 2008 would change both the recognized revenue and earnings by approximately $79,000 and $113,000 respectively.

During the fiscal years 2009 and 2008, the Company generated revenues of approximately $2,099,000 and $2,785,000, respectively, from sources outside of the United States.

Note 5.  Inventories

	2009	2008
Raw materials and component parts	$361,000	$380,000
Work-in-process	1,175,000	918,000
Finished goods	529,000	573,000
	2,065,000	1,871,000
Less inventory reserves	(553,000)	(526,000)

Total net inventory	$1,512,000	$1,345,000

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6.  Equipment

	2009	2008
Machinery and equipment	$5,544,000	$5,433,000
Office equipment and furniture	602,000	562,000
Leasehold improvements	456,000	369,000
Production and test tooling	338,000	225,000
Automobiles/delivery vehicle	188,000	187,000
Projects in process	13,000	13,000
	7,141,000	6,789,000
Less accumulated depreciation and amortization
Total net equipment	$1,977,000	$2,003,000

For fiscal years 2009 and 2008, the Company capitalized costs amounting to $113,000 and $21,000 respectively that were incurred in the purchase or manufacture of production and test tooling related primarily to new products designed and qualified for production by the Company during fiscal years 2009 and 2008. Each tool, for which costs are capitalized, is expected to be used repeatedly in the production or test of similar parts for multiple orders over an extended period of time of at least three years. Accordingly, capitalized tooling costs are depreciated on a straight-line basis over three years.

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

At May 31, 2009 and May 2008, and throughout fiscal year 2009 and 2008, the Company did not have outstanding balances on the revolving line of credit.

The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (3.00% at May 31, 2009 and 4.75% at May 31, 2008) or at the Company's option LIBOR plus 2% (3.22% at May 31, 2009 and 4.9% at May 31, 2008).

The Company’s $1,000,000 equipment letter of credit matured March 2, 2009 and was not renewed.

The business loan agreement contains various financial covenants that have not been modified during the fiscal year.  At May 31, 2009 and May 31, 2008, the Company was compliant with all of the financial covenants.

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9.  Accrued Current Liabilities

As of May 31 for each year shown, accrued current liabilities consist of the following:

	2009	2008
Accrued vacation	$1,260,000	$1,238,000
Accrued salaries, wages and bonus	1,124,000	653,000
Deferred compensation	109,000	112,000
Accrued commissions	65,000	239,000
Accrued facilities rent	74,000	61,000
Accrued professional fees	47,000	54,000
Accrued Alliance litigation costs	1,600,000	3,275,000
Accrued income taxes	59,000	218,000
Miscellaneous	15,000	22,000

Total accrued current liabilities	$4,353,000	$5,872,000

Note 10.  Deferred Revenue

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and “deferred revenue” on the balance sheet is reclassified to earned “revenue” on the statements of operations. Deferred revenue was $182,000 at May 31, 2009 and $1,204,000 at May 31, 2008.

Note 11.  Capital Leases

The Company leases vehicles under capital leasing agreements which expire at various dates through June, fiscal year 2014.  Future minimum lease payments are as follows:

Year ending May 31,	2009
2010	$38,000
2011	11,000
2012	10,000
2013	8,000
2014	1,000
Total minimum lease payments	68,000

Amounts representing interest	5,000

Present value of net minimum lease payments	63,000

Current maturities	(35,000)
$28,000

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.  Income Taxes

Deferred income taxes at May 31 consist of the following:	2009	2008
Current
Deferred income tax asset:
Accrued vacation	$203,000	$536,000
Supplemental employee retirement plan	47,000	48,000
Inventory reserves	237,000	225,000
Current year state tax expense	231,000	272,000
Accrued bonus	377,000	161,000
Accrued legal fees and litigation costs	0	1,403,000
Total current deferred income tax asset	1,095,000	2,645,000

Deferred income tax liability:
Prepaid expenses	(88,000)	(68,000)
Deferred state taxes	(35,000)	(147,000)
Total current deferred income tax liability	(123,000)	(215,000)

Net current deferred income tax asset	972,000	2,430,000

Non-current
Deferred income tax liability:
Fixed assets	(347,000)	(315,000)
Total net non-current deferred tax liability	(347,000)	(315,000)

Total net deferred income taxes	$625,000	$2,115,000

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

Note 13.  Commitments and Contingencies
The Company leases its facilities, automobiles and certain equipment under operating lease agreements that expire at various dates through 2014. Rental expense under operating leases for the years ended May 31, 2009 and 2008 was approximately $677,000 and $656,000 respectively. Maximum annual rentals under all non-cancelable operating leases are as follows:

2009
2010	648,000
2011	666,000
2012	685,000
2013	183,000
$2,182,000

$1,974,000 and $2,500,000 of the above lease commitment is for rent of the Company’s offices and production facility in Torrance as of May 31, 2009 and May 31, 2008, respectively. The lease agreement for the facility extends through August 31, 2012.

Hi-Shear filed suit against United Space Alliance, LLC, a Delaware limited liability company (“Alliance”), and USBI Co., a Delaware corporation (“USBI”), in November 2000 in the Circuit Court of the Eighteenth Judicial Circuit, Brevard County, Florida.  Hi-Shear sought to recover damages in excess of $1,500,000, excluding interest, costs, and attorneys’ fees, alleging Alliance and USBI breached contracts for Hi-Shear to manufacture and deliver certain hardware for use on the Space Shuttle.  Hi-Shear also sought damages based on claims alleging that Alliance and USBI fraudulently induced

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies (continued)

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

A summary of the status of the grant plan and changes during fiscal years 2009  and 2008 is as follows:

	2009	2008

Fixed Grants	Shares	Shares
Outstanding at beginning of year	9,750	0
Granted	18,610	9,750
Issued	(13,125)	0
Forfeited	(3,000)	0

Outstanding at end of year	12,235	9,750

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)
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

Information relating to stock options at May 31, 2009 summarized by exercised price is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic
$2.64 - $6.99	13,219	4.6 years	$2.69	$14,937	13,219	$2.69	$14,937
$7.00 - $9.99	33,500	8.5 years	9.71	186,092	16,750	9.71	93,046
$10.00 - $12.00	2,000	8.0 years	10.49	12,253	1,000	10.49	6,127

	48,719		$7.84	$213,282	30,969	$6.74	$114,110

Information relating to stock grants at May 31, 2009 summarized by exercised price is as follows:

Grants Outstanding
	Weighted-
	Average
	Remaining	Aggregate
Number	Contractual	Intrinsic
Outstanding	Life	Value
3,375	0.3 years	$31,995
8,860	1.6 years	84,613

12,235		$116,608

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.  Stockholders' Equity (continued)

Information related to non-vested stock options at May 31, 2009 is as follows:

		Weighted Average
	Number of	Issue Date
	Shares	Fair Value Per Share
Non-Vested Options at May 31, 2007	5,625	$2.29
Issued	35,500	9.75
Vested	4,750	2.68
Forfeited	875	10.94
Non-Vested Options at May 31, 2008	35,500	$9.75
Issued	0	0.00
Vested	17,750	9.75
Forfeited	0	0.00
Non-Vested Options at May 31, 2009	17,750	$9.75

Information relating to non-vested stock grants at May 31, 2009 is as follows:

		Weighted Average
	Number of	Issue Date
	Shares	Fair Value Per Share
Non-Vested Grants at May 31, 2007	0	$0.00
Issued	9,750	11.76
Vested	4,875	11.76
Forfeited	0	0.00
Non-Vested Grants at May 31, 2008	4,875	$11.76
Issued	18,610	9.51
Vested	8,250	10.83
Forfeited	3,000	9.48
Non-Vested Grants at May 31, 2009	12,235	$9.53

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

HI-SHEAR TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 17. Subsequent Events

Dividend Distribution
Subsequent to year-end 2009, on July 16, 2009 the Company’s Board of Directors approved a cash dividend.  The dividend of approximately $5,139,000 or $.75 per share will be paid on or about August 21, 2009 to shareholders of record as of the close of business August 14, 2009.  The ex-dividend date is August 12, 2009.

Business Merger (Unaudited) Subsequent to the Date of the Independent Auditors’ Report
The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemring Group PLC, a company organized under the laws of England and Wales (“Chemring” or “Parent”) and Parkway Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent.  As of the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of the Company (“Common Stock”) will be cancelled and converted into the right to receive an amount in cash equal to $19.18 per share, subject to the terms and conditions set forth in the Merger Agreement.  Parent will fund the aggregate cash consideration by utilizing a credit facility with Lloyds Banking Group.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger Agreement and the transaction contemplated therein by the Company’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.

The Company has made various representations and warranties and agreed to certain covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the effective time of the Merger, public disclosures and other matters.

The Merger Agreement contains certain termination rights for both the Company and Parent.  The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of $4 million.

The Merger Agreement has been approved by the Board of Directors of the Company, based, in part, upon the recommendation of a special committee of the Board that was established to consider strategic alternatives, and the Board has resolved to recommend that the stockholders of the Company vote in favor of the adoption and approval of the Merger Agreement and the transactions contemplated therein.  The Company’s President, Chief Executive Officer and Chairman, George W. Trahan, has entered into a Stockholder Agreement with Parent and Merger Sub whereby he granted an irrevocable proxy to Parent to vote certain shares of Common Stock in favor of the Merger, subject to the terms and conditions of the Stockholder Agreement.

ITEM 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTIONS	SEQUENTIALLY NUMBERED
3.1	Certificate of Incorporation, as amended
3.2	Amended and Restated Bylaws
4.1	Form of Common Stock Certificate
10.1.1	1993 Stock Option Plan
10.1.2	2006 Stock Award Plan
10.2.3	Consulting Agreement with Thomas R. Mooney(14)
10.3.3	Employment Agreement with George W. Trahan(14)
10.3.4	Employment Agreement with George W. Trahan
10.4.1	Torrance Property Lease(3)
10.4.1.1	Torrance Property Lease Amendment #1(9)
10.4.1.2	Torrance Property Lease Amendment #2(12)
10.5.1	Form of Buy/Sell Agreement(3)
10.6	Southern California Bank Credit Facility (now U.S. Bank)(1)
10.6.1	Promissory Note Relating to U.S. Bank Credit Facility(2)
10.6.2	Promissory Note Related to U.S. Bank Credit Facility(4)
10.6.3	Promissory Note and Amendment Relating to U.S. Bank Credit Facility(4)
10.6.3.1	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(5)
10.6.3.2	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.3	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(9)
10.6.3.4	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(10)
10.6.3.5	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(13)
10.6.3.6	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(14)
10.6.4	Term Note Related to U.S. Bank Credit Facility(8)
10.6.4.1	Term Note Related to U.S. Bank Credit Facility(13)
10.6.4.2	Term Note Related to U.S. Bank Credit Facility
10.7	Revolving Credit Note(15)
10.7.1	Amendment to Revolving Credit Agreement and Loan Documents(15)
16.2	Letter on Change in Certifying Accountant(6)
16.3	Letter on Change in Certifying Accountant (7)
20	Form 8-K/A filed August 8, 2003(9)
23.1	Consent of Raimondo Pettit Group
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(1)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 12, 1998.
(2)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 17, 1999.
(3)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 24, 2000.
(4)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 10, 2002.
(5)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2002.
(6)	Previously filed and incorporated by reference to Exhibit 16.2 to Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2003.
(7)	Previously filed and incorporated by reference to Exhibit 16.3 to Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 19, 2003.
(9)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 30, 2004.
(10)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2005.
(11)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on July 28, 2006.
(12)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on January 16, 2007.
(13)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on April 13, 2007.
(14)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 10, 2007.
(15)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-SHEAR TECHNOLOGY CORPORATION

Date: September 18, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

	By:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer

	By:	/s/ Jack Bunis
Jack Bunis
Director

	By:	/s/ Lawrence Moreau
Lawrence Moreau
Director

	By:	/s/ John Zaepfel
John Zaepfel
Director

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 3.2 BYLAWS, AS AMENDED

HI-SHEAR TECHNOLOGY CORPORATION
(Delaware Corporation)
AMENDED AND RESTATED BYLAWS
ARTICLE I

OFFICES
Section 1.1 Registered Office.
The registered office of Hi-Shear Technology Corporation (the "Corporation") in the State of Delaware shall be located at the principal place of business in that state of the corporation or individual acting as the Corporation's registered agent in the State of Delaware.

Section 1.2 Principal Executive Office.
The principal executive office of the Corporation for the transaction of the business of the Corporation shall be at such place as may be established by the Board of Directors (the "Board"). The Board is granted full power and authority to change said principal executive office from one location to another.

Section 1.3 Other Offices.
The Corporation may have other offices, either within or without the State of Delaware, at such place or places as the Board from time to time may designate or the business of the Corporation may require.

ARTICLE II

MEETING OF STOCKHOLDERS
Section 2.1 Date, Time and Place.
Meetings of stockholders of the Corporation shall be held on such date and at such time and place, either within or without the State of Delaware, as shall be designated by the Board and stated in the written notice of the meeting or in a duly executed written waiver of notice of the meeting.

Section 2.2 Annual Meetings.
Annual meetings of stockholders for the election of directors to the Board and for the transaction of such other business as may be stated in the written notice of the meeting or as may properly come before the meeting shall be held on such date and at such time and place, either within or without the State of Delaware, as shall be designated by the Board and stated in the written notice of the meeting or in a duly executed written waiver of notice of the meeting.

Section 2.3 Special Meetings.
Special meetings of stockholders for any purpose or purposes, unless otherwise prescribed by the General Corporation Law of the State of Delaware, the Certificate of Incorporation or these Bylaws, may be called by the Board or the President. Special meetings of stockholders shall be called by the Board or the Secretary at the written request of stockholders holding a majority of the aggregate number of shares of the capital stock of the Corporation issued and outstanding and entitled to vote at such meeting. Such written request shall state the purpose or purposes for which the special meeting is called. The place, date, and time of a special meeting shall be fixed by the Board or the officer calling the meeting and shall be stated in the written notice of such meeting, which notice shall state the purpose or purposes for which the meeting is called. Business transacted at a special meeting shall be confined to the purpose or purposes stated in the written notice of meeting and matters germane thereto.

Section 2.4 Notice of Meetings.
Written notice of the place, date and time of, and the general nature of the business to be transacted at, a meeting of stock holders shall be given to each stockholder of record entitled to vote at such meeting, in the manner prescribed by Section 6.1 of these Bylaws, not less than ten (10) nor more than sixty (60) days prior to the date of the meeting.

Section 2.5 Stockholder List.
The Secretary or other officer in charge of the stock ledger of the Corporation shall prepare and make, at least ten (10) days prior to a meeting of stockholders, a complete list of stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares of stock of the Corporation registered in the name of each stockholder. Such list shall be open to examination by any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list also shall be produced and kept at the place and time of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

Section 2.6 Voting Rights.
In order that the Corporation may determine the stockholders entitled to notice of, and to vote at, a meeting of stockholders or at any adjournment(s) thereof or to express consent or dissent to corporate action in writing without a meeting, the Board may fix a record date in the manner prescribed by Section 9.1 of these Bylaws.  Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy in the manner prescribed by Section 2.7 of these Bylaws.  Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the Certificate of Incorporation, or these Bylaws, each holder of capital stock entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting shall be entitled to one vote for each share of such stock registered in such stockholder's name on the books and records of the Corporation as of the record date.

Section 2.7 Proxies.
Each proxy shall be in writing and shall be executed by the stockholder giving the proxy or by such stockholder's duly authorized attorney.  No proxy shall be voted or acted upon after three (3) years from its date, unless the proxy expressly provides for a longer period.  Unless and until voted, every proxy shall be revocable at the pleasure of the person who executed it or of his or her legal representative or assigns, except in those cases where an irrevocable proxy permitted by the General Corporation Law of the State of Delaware shall have been given.

Section 2.8 Quorum and Adjournment(s) of Meetings.
Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the Certificate of Incorporation, or these Bylaws, a majority of the aggregate number of shares of each class of capital stock issued and outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum of the transaction of business at a meeting of stockholders. If such majority shall not be present in person or represented by proxy at a meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time until holders of the requisite number of shares of stock entitled to vote at the meeting shall be present in person or represented by proxy.  When a meeting of stockholders is adjourned to another place, date or time, notice need not be given of the adjourned meeting if the place, date, and time of such adjourned meeting are announced at the meeting at which the adjournment is taken.  At any such adjourned meeting at which a quorum shall be present in person or represented by proxy, stockholders may transact any business that might have been transacted at the meeting as originally noticed, but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment(s) thereof.  If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Section 2.9 Required Vote.
Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the Certificate of Incorporation, or these Bylaws, the affirmative vote of a majority of the shares of each class of capital stock present in person or represented by proxy at a meeting of stockholders at which is a quorum is present and entitled to vote on the subject matter (including, but not limited to, the election of directors to the Board) shall be the act of the stockholders with respect to the  matter voted upon.

Section 2.10 Action Without Meeting.
Notwithstanding contrary provisions of these Bylaws covering notices and meetings, any action required or permitted to be taken at an annual or special meeting of stockholders may be taken by stockholders without a meeting, without prior notice, and without a vote if a consent in writing, setting forth the action so taken, shall be signed by the holders of shares of capital stock issued and outstanding and entitled to vote on the subject matter having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting of stockholders at which all such shares of stock entitled to vote thereon were present and voted.  Prompt notice of the taking of corporate or other action by stockholders without a meeting by less than unanimous written consent of stockholders shall be given to those stockholders who have not consented in writing.

ARTICLE III

DIRECTORS

Section 3.1 Board of Directors.
The business and affairs of the Corporation shall be managed by, or under the direction of, a Board of Directors.  The Board may exercise all such powers of the Corporation and do all such lawful acts and things on its behalf as are not by the General Corporate Law of the State of Delaware, the Certificate of Incorporation or these Bylaws directed or required to be exercised or done by stockholders.

Section 3.2 Number, Election and Tenure.
The number of directors which shall constitute the whole Board shall be fixed from time to time by the resolution of the Board.  In no event shall the total number of directors which shall constitute the whole Board be fixed by the Board at less than one (1) or more than seven (7).  With the exception of the initial Board which shall be elected by the incorporator of the Corporation, and except as provided otherwise in these Bylaws, directors shall be elected at the annual meeting of stockholders.  Each director shall hold office until the annual meeting of stockholders next succeeding his or her election or appointment and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Section 3.3 Resignation and Removal.
Any director or member of a committee of the Board may resign at any time upon written notice to the Board, the Chairman of the Board, or the President.  Unless specified otherwise in the notice, such resignation shall take effect upon receipt of the notice by the Board, the Chairman of the Board, or the President.  The acceptance of a resignation shall not be necessary to make it effective.  Any director may be removed, either with or without cause, as provided by the General Corporation Law of the State of Delaware.

Section 3.4 Vacancies and Newly Created Directorships.
Vacancies occurring for any reason and newly-created directorships resulting from an increase in the authorized number of directors which shall constitute the whole Board, as fixed pursuant to Section 3.2 of these Bylaws, shall be filled by the election of a new director or directors by a majority of the remaining members of the Board of Directors, although such majority is less than a quorum, or by a plurality of votes cast at a special meeting of stockholders called for such purpose.  Any director so chosen shall hold office until the annual meeting of stockholders next succeeding his or her election or appointment and until his or her successor shall be elected and qualified, or until his or her earlier resignation or removal.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 3.2 BYLAWS, AS AMENDED

ARTICLE IV

MEETINGS OF THE BOARD OF DIRECTORS

Section 4.1 Date, Time and Place.
Meetings of the Board shall be held on such date and at such time and place, either within or without the State of Delaware, as shall be determined by the Board pursuant to these Bylaws.

Section 4.2 Annual Meetings.
After the annual meeting of stockholders, the newly-elected Board may hold a meeting, on such date and at such time and place as shall be determined by the Board, for the purpose of organization, election of officers and such other business that may properly come before the meeting.  Such meeting may be held without notice.

Section 4.3 Regular Meetings.
Regular meetings of the Board may be held without notice on such date and at such time and place as shall be determined from time to time by the Board.

Section 4.4 Special Meetings.
Special meetings of the Board may be held at any time upon the call of the Chairman of the Board, the President or the Secretary by means of oral, telephonic, written facsimile or other similar notice, duly given, delivered, sent or mailed to each director at least 48 hours prior to the special meeting, in the manner prescribed by Section 6.1 of these Bylaws.  Special meetings of the Board may be held at any time without notice if all of the directors are present or if those directors not present waive notice of the meeting in writing either before or after the date of the meeting.

Section 4.5 Quorum.
A majority of the whole Board as fixed pursuant to Section 3.2 of these Bylaws shall constitute a quorum for the transaction of business at a meeting of the Board.  If a quorum shall not be present at a meeting of the Board, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.  At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called.  If a quorum initially is present at any meeting of directors, the directors may continue to transact business, notwithstanding the withdrawal of enough directors to leave less than a quorum, upon resolution of at least a majority of the required quorum for that meeting prior to the loss of such quorum.

Section 4.6 Required Vote.
Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the affirmative vote of a majority of the directors present at a meeting of the Board at which a quorum is present shall be the act of the Board with respect to the matter voted upon.

Section 4.7 Action Without Meeting.
Any action required or permitted to be taken at a meeting of the Board, or committee thereof, may be taken by directors without a meeting if all of the members of the Board, or committee thereof, consent thereto in writing and such writing is filed with the minutes of the proceedings of the Board, or committee thereof.

Section 4.8 Telephone Meetings.
Members of the Board, or any committee thereof, may participate in a meeting of the Board, or committee thereof, by means of conference telephone or similar communications equipment by means of which all of the members participating in the meeting can hear each other.  Participation by members of the Board, or committee thereof, by such means shall constitute presence in person of such members at such meeting.

Section 4.9 Fees and Compensation of Directors.
Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the Board.  This Section 4.9 shall not be construed to preclude any director from serving the Corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.

Section 4.10 Emergency Bylaws.
In the event of any emergency, disaster or catastrophe, as referred to in Section 110 of the General Corporation Law of the State of Delaware, or other similar emergency condition, as a result of which a quorum of the Board or a standing committee of the Board cannot readily be convened for action, then the director or directors in attendance at the meeting shall constitute a quorum.  Such director or directors in attendance may further take action to appoint one or more of themselves or other directors to membership on any standing or temporary committees of the Board as they shall deem necessary and appropriate.

ARTICLE V

COMMITTEES OF THE BOARD OF DIRECTORS

Section 5.1 Designation and Powers.
The Board may designate one or more committees from time to time in its discretion, by resolution passed by the affirmative vote of a majority of the whole Board as fixed pursuant to Section 3.2 of these Bylaws.  Each committee shall consist of one or more of the directors of the Board.  The Board may designate one or more directors as alternate members of any committee who may replace any absent or disqualified member at any meeting of the committee.  In the absence of disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member.  Any such committee, to the extent provided in the resolution of the Board, shall have any may exercise all of the powers and authority of the Board in the management of the business and affairs of the Corporation and may authorize the corporate seal of the Corporation affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation or these Bylaws, adopting an agreement of merger or consolidation, recommending to stockholders the sale, lease, or exchange of all or substantially all of the Corporation's assets, or recommending to stockholders a dissolution of the Corporation or a revocation of a dissolution; and, unless the resolution of the Board expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock of the Corporation or any class or series of stock.  Each committee shall keep regular minutes of its meetings and shall report the same to the Board when required to do so.

ARTICLE VI

NOTICES

Section 6.1 Delivery of Notice.
Notices to stockholders and, except as permitted below, to directors on the Board shall be in writing and may be delivered by mail or by messenger.  Notice by mail shall be deemed to be given at the time when such notice is deposited in a United States post office or letter box, enclosed in a postpaid sealed wrapper, and addressed to a stockholder or director at his respective address appearing on the books and records of the Corporation, unless such stockholder or director shall have filed with the Secretary a written request that notices intended for such stockholder or director be mailed or delivered to some other address, in which case the notice shall be mailed to or delivered at the address designated in such request.  Notice by messenger shall be deemed to be given when such notice is delivered to the address of a stockholder or director as specified above.  Notices to directors also may be given orally in person or by telephone, or by telex, overnight courier or facsimile transmission (promptly confirmed in writing) or other similar means, or by leaving the notice at the residence or usual place of business of a director.  Notice by oral communication, telex, overnight courier or facsimile transmission (properly confirmed in writing) or other similar means shall be deemed to be given upon dispatch of such notice.  Notice by messenger shall be deemed to be given when such notice is delivered to a director's residence or usual place of business.  In addition to any other form of notice permitted hereby, notice to stockholders may be given by electronic transmission in accordance with Section 232 of the General Corporation Law of the State of Delaware and any such notice shall be deemed given as provided in Section 232 of the General Corporation Law of the State of Delaware.  An affidavit of the mailing or other means of giving any notice of any stockholders' meeting, executed by the Secretary, Assistant Secretary or any transfer agent of the Corporation giving the notice, shall be prima facie evidence of the giving of such notice or report.  Notice shall be deemed to have been given to all stockholders of record who share an address if notice is given in accordance with the "house holding" rules set forth in Rule 14a-3(e) under the Securities Exchange Act of 1934, as amended and Section 233 of the General Corporation Law of the State of Delaware.  Notices, requests, and other communications required or permitted to be given or communicated to the Corporation by the Certificate of Incorporation, these Bylaws, or any other agreement shall be in writing and may be delivered by messenger, United States mail, telex, overnight courier or facsimile transmission (promptly confirmed in writing) or other similar means.  Notice to the Corporation shall be deemed to be given upon actual receipt of such notice by the Corporation.

Section 6.2 Waiver of Notice.
Whenever notice is required to be given by the General Corporation Law of the State of Delaware, the Certificate of Incorporation, or these Bylaws, a written waiver of notice signed by the person entitled thereto, whether before or after the time stated in the notice, shall be deemed equivalent to notice.  Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.  Neither the business to be transacted at, nor the purpose of, any regular or special meeting of stockholders, Board, or committee of the Board need be specified in any written waiver of notice.

ARTICLE VII

OFFICERS

Section 7.1 Officers.
At its annual meeting, or at such other meeting as it may determine, or by unanimous written consent of the directors without meeting, the Board shall elect such officers as the Board from time to time may designate or the business of the Corporation may require.  The Chairman of the Board shall be selected from among the directors on the Board, but no other executive officer need be a member of the Board.  Any number of offices may be held by the same person.

Section 7.2 Other Officers and Agents.
The Board also may elect such other officers and agents as the Board from time to time may determine to be advisable.  Such officers and agents shall serve for such terms, exercise such powers, and perform such duties as shall be specified from time to time by the Board.

Section 7.3 Tenure, Resignation, Removal and Vacancies.
Each officer of the Corporation shall hold his office until his or her successor is elected and qualified, or until his or her earlier resignation or removal; provided, that if the term of office of any officer elected pursuant to Section 7.2 of these Bylaws shall have been fixed by the Bylaws or determined by the Board or other governing body, such person shall cease to hold office no later than the date of expiration of such term, regardless of whether any other person shall have been elected or appointed to succeed such person.  Each officer shall hold his or her office until his or her successor is elected and qualified or until his or her earlier resignation or removal.  Any officer elected by the Board may be removed at any time, with or without cause, by the Board; provided, that any such removal shall be without prejudice to the rights, if any, of the officer so employed under any employment contract or other agreement with the Corporation.  Any officer may resign at any time upon written notice to the Board, the Chairman of the Board or the President.  Unless specified otherwise in the notice, such resignation shall take effect upon receipt of the notice by the Board, the Chairman of the Board or the President.  The acceptance of the resignation shall not be necessary to make it effective.  Any vacancy occurring in any office of the Corporation by death, resignation, and removal or otherwise shall be filled by the Board and such successor or successors shall hold office for such term as may be specified by the Board.

Section 7.4 Authority and Duties.
All officers and agents, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the Corporation as may be provided in these Bylaws and as generally pertain or are necessarily incidental to the particular office or agency.  In addition to the powers and duties hereinafter specifically prescribed for certain officers of the Corporation, the Board from time to time may impose or confer upon any of the officers such additional duties and powers as the Board may see fit, and the Board from time to time may impose or confer any or all of the duties and powers hereinafter specifically prescribed for certain officers of the Corporation, the Board from time to time may impose or confer upon nay of the officers such additional duties and powers as the Board may see fit, and the Board from time to time may impose or confer any or all of the duties and powers hereinafter specifically prescribed for any officer upon any other officer or officers.  The Board may give general authority to any officer to affix the corporate seal of the Corporation and to attest the affixing by his or her signature.

Section 7.5 The Chairman of the Board.
The Chairman of the Board, as provided in Section 6 of Article II hereof, shall act as chairman at all meetings of the stockholders at which he is present and, as provided in Section 8 of Article III hereof, shall preside at all meetings of the Board of Directors at which he is present.  In the event of disability or absence of the Chairman of the Board, these duties shall be performed by a Vice President.  The Chairman of the Board shall be the Chief Executive Officer of the Corporation, shall provide general leadership in matters of policy and long-term programs, and shall have the right to delegate authority to the other officers of the Corporation.  Except when by law the signature of the President is required, the Chairman of the Board shall possess the same power as the President to sign all certificates, contracts and other instruments of the Corporation which may be authorized by the Board of Directors.

Section 7.6 The President.
The President, subject to the control of the Board of Directors, shall have general and active supervision of the business and affairs of the Corporation, shall sign certificates, contracts and other instruments of the Corporation as authorized, and shall perform all such other duties as are properly required of him by the Board of Directors or by the Chairman of the Board.

Section 7.7 The Vice President(s).
The several Vice Presidents shall perform the duties and have the powers as may, from time to time, be assigned to them by the Board of Directors or the President or the Chairman of the Board.

Section 7.8 The Treasurer.
The Treasurer shall have the care and custody of all the funds of the Corporation and shall deposit the same in such banks or other depositories as the Board of Directors, or any officer or officers there under duly authorized by the Board of Directors, shall, from time to time, direct or approve.  He shall keep a full and accurate account of all monies received and paid on account of the Corporation, and shall render a statement of his accounts whenever the Board of Directors shall require.  He shall perform all other necessary acts and duties in connection with the administration of the financial affairs of the Corporation, and shall generally perform all the duties usually appertaining to the affairs of the treasurer of a corporation.  When required by the Board of Directors, he shall give bonds for the faithful discharge of his duties in such sums and with such sureties as the Board of Directors shall approve.  In the absence or disability of the Treasurer, the person designated by the President or the Chairman of the Board shall perform his duties.

Section 7.9 The Secretary.
The Secretary shall attend to the giving of notice of all meetings of stockholders and of the Board of Directors and committees thereof, and shall keep minutes of all proceedings at meetings of the stockholders, of the Board of Directors and of all meetings of such other committees of the Board of Directors as shall designate him to so serve.  The Secretary shall have charge of the corporate seal and shall have authority to attest any and all instruments or writings to which the same may be affixed.  He shall keep and account for all books, documents, papers and records of the Corporation, except those for which some other officer or agent is properly accountable.  He shall generally perform all the duties usually appertaining to the office of secretary of a corporation.  In the absence or disability of the Secretary, the person designated by the President or the Chairman of the Board shall perform his duties.

Section 7.10 The Assistant Secretary(ies).
The Assistant Secretary, if any be so appointed by the Board, or if there be more than one, the Assistant Secretaries, shall perform such duties as may be specifically assigned to them from time to time by the Board, the Chairman of the Board or the President.  In case of the absence or disability of the Secretary, and if the Board, the Chairman of the Board or the President has so authorized, the Assistant Secretary, or if there be more than one Assistant Secretary, such Assistant Secretary as the Board, the Chairman of the Board, or the President shall designate, shall perform the duties of the office of the Secretary.

ARTICLE VIII

CERTIFICATES OF STOCK

Section 8.1 Form and Signature.
The stock certificates representing the stock of the Corporation shall be in such form or forms not inconsistent with the General Corporation Law of the State of Delaware, the Certificate of Incorporation and these Bylaws as the Board shall approve from time to time.  Stock certificates shall be numbered, the certificates for the shares of stock to be numbered consecutively, and shall be entered in the books and records of the Corporation as such certificates are issued.  No certificate shall be issued for any share until the consideration therefore has been fully paid.  Stock certificates shall exhibit the holder's name, certify the class and series of stock and the number of shares in such class and series of stock owned by the holder, and shall be signed (a) by the Chairman of the Board, or any Vice Chairman of the Board, or the President, or a Vice President, and (b) by the Treasurer, or any Assistant Treasurer, or the Secretary, or any Assistant Secretary.  Any or all of the signatures on a stock certificate may be facsimiles.  In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been place on a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar on the date of issuance.

Section 8.2 Lost, Stolen or Destroyed Certificates.
The Board may direct that a new stock certificate be issued in place of any certificate theretofore issued by the Corporation which is alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person, or his or her legal representative, claiming the certificate of stock to be lost, stolen or destroyed.  When authorizing such issuance of a new certificate, the Board, in its discretion and as a condition precedent to the issuance thereof, may require the owner of the lost, stolen or destroyed certificate, or his or her legal representative, to advertise the same in such manner as the Board shall require and/or to give the Corporation a bond in such sum as the Board shall direct as indemnity against any claim that may be made against the Corporation, any transfer agent or any registrar on account of the alleged loss, theft, or destruction of any such certificate or the issuance of such new certificate.

Section 8.3 Registration of Transfer.
Shares of common stock of the Corporation shall be transferable only upon the Corporation's books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates shall be surrendered to the Corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers of the Corporation, or to such other person as the Board may designate.  Upon surrender to the Corporation of a certificate for shares, duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, the Corporation shall issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction on its books and records.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 3.2 BYLAWS, AS AMENDED

Section 8.4 Regulations.
The Board may make such additional rules and regulations as it may deem expedient concerning the issue, transfer and registration of shares of stock of the Corporation.

ARTICLE IX

GENERAL PROVISIONS

Section 9.1 Record Date.
In order that the Corporation may determine the stockholders entitled to notice of, and to vote at, a meeting of stockholders, or to express consent or dissent to corporate action in writing without meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a record date which shall not be more than sixty (60) nor less than ten (10) days prior to the date of such meeting nor more than sixty (60) days prior to any other action.  A determination of stockholders of record entitled to notice of, and to vote at, a meeting of stockholders shall apply to any adjournment(s) of such meeting; provided, however, that the Board may, in its discretion, and shall if otherwise required by these Bylaws fix a new record date for the adjourned meeting.

Section 9.2 Registered Stockholders.
Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the Corporation shall be entitled to recognize the exclusive right of a person registered on its books and records as the owner of shares of stock of the Corporation to receive dividends and to vote as such owner, shall be entitled to hold such person liable for calls and assessments, and shall not be bound to recognize any equitable or other claim to, or interest in, such stock on the part of any other person, whether or not the Corporation shall have express or other notice thereof.

Section 9.3 Dividends.
The Board shall declare and pay dividends ratably, share for share, on the Corporation's capital stock in all sums so declared, out of funds legally available therefore.

Section 9.4 Dividend Declarations.
Dividends on the capital stock of the Corporation may be declared quarterly, semiannually or annually as the Board may from time to time, in its discretion, determine.

Section 9.5 Checks and Notes.
All checks and drafts on the bank accounts of the Corporation, all bills of exchange and promissory notes of the Corporation, and all acceptances, obligations, and other instruments for the payment of money drawn, signed, or accepted by the Corporation shall be signed or accepted, as the case may be, by such officer or officers, agent or agents, and in which manner as shall be thereunto authorized form time to time by the Board or by officers of the Corporation designed by the Board to make such authorization.

Section 9.6 Fiscal Year.
The fiscal year of the Corporation shall commence on June 1 and end on May 31 of each year, unless otherwise fixed by resolution of the Board.

Section 9.7 Corporate Seal.
The corporate seal shall be circular in form and shall have inscribed thereon the name of the Corporation, the year of its organization, and the words "Corporate Seal" and "Delaware."  The seal may be used by causing it or a facsimile thereof to be impressed, affixed or otherwise reproduced.

Section 9.8 Voting of Securities of Other Issuers.
In the event that the Corporation shall own and/or have power to vote any securities (including, but not limited to, shares of stock) of any other issuer, such securities shall be voted by the Chairman of the Board as provided in Section 7.5 of these Bylaws, or by such other person or persons, to such extent, and in such manner as may be determined by the Board.  If the Corporation shall be a general partner in any partnership, the acts of the Corporation in such capacity may be approved by the Board and taken by the officers as may be authorized or determined by the Board from time to time.

Section 9.9 Transfer Agents.
The Board may make such rules and regulations as it may deem expedient concerning the issuance. transfer and registration of securities (including, but not limited to, stock) of the Corporation.  The Board may appoint one or more transfer agents and/or one or more registrars and may require all stock certificates and other certificates evidencing securities of the Corporation to bear the signature of either or both.

Section 9.10 Reliance Upon Books, Reports and Records.
Each director and each member of any committee designated by the Board shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the Board so designated, or by any other person as to matters which such director or committee member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

Section 9.11 Books and Records.
Except as specifically provided otherwise by the General Corporation Law of the State of Delaware, the books and records of the Corporation may be kept at such place or places, either within or without the State of Delaware, as may be designated by the Board.

Section 9.12 Subject to Law and Certificate of Incorporation.
All powers, duties and responsibilities provided for in these Bylaws, whether or not explicitly so qualified, are qualified by the Certificate of Incorporation and applicable law.

ARTICLE X

INDEMNIFICATION

Section 10.1 Indemnification and Insurance.
(a)  Right to Indemnification.  Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Corporation, or while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer of the Corporation, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, against all costs, charges, expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators.  The right to indemnification conferred in this Section 10.1 shall be a contract right and shall vest immediately upon consummation of service.  Any amendment, alteration or repeal of this Section 10.1 that adversely affects any right of an indemnitee or his, her or its successors shall be prospective only and shall not limit or eliminate any such right with respect to any proceeding involving any occurrence or alleged occurrence of any action or omission to act that took place prior to such amendment, alteration or repeal.
(b)  Right to Advancement of Expenses.  In addition to the right to indemnification conferred by paragraph (a) of this Section 10.1, an indemnitee shall, to the fullest extent not prohibited by law, also have the right to be paid by the Corporation the expenses (including attorneys' fees) incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the General Corporation Law of the State of Delaware requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such director or officer is not entitled to be indemnified under this Section 10.1 or otherwise.
(c)  Right of Claimant to Bring Suit.  If a claim under paragraphs (a) or (b) of this Section 10.1 is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expenses of prosecuting such claim.  It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation.  Neither the failure of the Corporation (including its Board, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.
(d)  Non-Exclusivity of Rights.  The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section 10.1 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, bylaw, agreement, vote of stockholders or disinterested directors or otherwise.
(e)  Insurance.  The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.
(f)  Witness.  To the extent that any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise is by reason of such position a witness in any action, suit or proceeding, he or she shall be indemnified against all costs and expenses actually and reasonably incurred by him or her on his or her behalf in connection therewith.
(g)  Indemnification of Employees and Agents of the Corporation.  The Corporation may, to the extent authorized from time to time by the Board, grant rights to indemnification and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Section 10.1 with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.
(h)  Subrogation.  In the event of payment under this Section 10.1, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Corporation effectively to bring suit to enforce such rights.
(i)  Settlement of Claims.  The Corporation shall not be liable to indemnify any indemnitee under this Section 10.1 for any amounts paid in settlement of any action or claim effected without the Corporation's written consent, which consent shall not be unreasonably withheld, or for any judicial award if the Corporation was not given a reasonable and timely opportunity, at its expense, to participate in the defense of such action.

ARTICLE XI

AMENDMENTS TO THESE BYLAWS

Section 11.1 By the Stockholders.
These Bylaws may be amended or repealed in whole or in part and new Bylaws may be adopted by the affirmative vote of a majority of the aggregate number of shares of each class of the capital stock issued and outstanding and entitled to vote on the subject matter, present in person or represented by proxy at a meeting of stockholders provided that notice thereof is stated in the written notice of the meeting.

Section 11.2 By the Board of Directors.
These Bylaws may be amended or repealed in whole or in part and new Bylaws may be adopted by a majority of the Board as provided by Section 109(a) of the General Corporation Law of the State of Delaware and the Certificate of Incorporation.

The foregoing Amended and Restated Bylaws were ratified, adopted and approved by the Board of Directors as of March 11, 2009.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 10.1.2 2006 STOCK OPTION PLAN

HI-SHEAR TECHNOLOGY CORPORATION
2006 STOCK AWARD PLAN

1.  Purpose.  The purpose of this 2006 Stock Award Plan (the “Plan”) is to assist HI-SHEAR TECHNOLOGY CORPORATION (the “Company”) and its Related Entities in attracting, motivating, retaining, and rewarding high-quality Employees, Officers, Directors, and Consultants by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The Plan is intended to qualify certain compensation awarded under the Plan for tax deductibility under Section 162(m) of the Code (as hereafter defined) to the extent deemed appropriate by the Compensation Committee (or any successor committee) of the Board.

2.  Definitions.  For purposes of the Plan, the following terms shall be defined as set forth below, in addition to such terms defined in Section 1 hereof:

(a)  “Applicable Laws” means the requirements relating to the administration of equity compensation plans under U.S. state corporate laws, U.S. federal and state securities laws, the Code, the rules and regulations of any stock exchange upon which the Common Stock is listed, and the applicable laws of any foreign country or jurisdiction where Awards are granted under the Plan.

(b)  “Award” means any award granted pursuant to the terms of this Plan including, an Option, Stock Appreciation Right, Restricted Stock, Stock Units, Stock granted as a bonus or in lieu of another award, Dividend Equivalent, Other Stock-Based Award, or Performance Award, together with any other right or interest, granted to a Participant under the Plan.

(c)  “Beneficiary” means the person, persons, trust, or trusts which have been designated by a Participant in his or her most recent written beneficiary designation filed with the Plan Administrator to receive the benefits specified under the Plan upon such Participant’s death or to which Awards or other rights are transferred if and to the extent permitted under Section 10(b) hereof. If, upon a Participant’s death, there is no designated Beneficiary or surviving designated Beneficiary, then the term Beneficiary means the person, persons, trust, or trusts entitled by will or the laws of descent and distribution to receive such benefits.

(d)  “Beneficial Owner,” “Beneficially Owning,” and “Beneficial Ownership” shall have the meanings ascribed to such terms in Rule 13d-3 under the Exchange Act and any successor to such Rule.

(e)  “Board” means the Company’s Board of Directors.

(f)  “Cause” shall, with respect to any Participant, have the equivalent meaning (or the same meaning as “cause” or “for cause”) set forth in any employment agreement between the Participant and the Company or a Related Entity or, in the absence of any such agreement, such term shall mean (i) the failure by the Participant to perform his or her duties as assigned by the Company (or a Related Entity) in a reasonable manner, (ii) any violation or breach by the Participant of his or her employment agreement with the Company (or a Related Entity), if any, (iii) any violation or breach by the Participant of his or her confidential information and invention assignment agreement with the Company (or a Related Entity), if any, (iv) any act by the Participant of dishonesty or bad faith with respect to the Company (or a Related Entity), (v) any material violation or breach by the Participant of the Company’s or a Related Entity’s policy for employee conduct, if any, (vi) any act by the Participant of dishonesty or bad faith with respect to the Company (or a Related Entity), (vii) use of alcohol, drugs, or other similar substances affecting the Participant’s work performance, or (viii) the commission by the Participant of any act, misdemeanor, or crime reflecting unfavorably upon the Participant or the Company. The good faith determination by the Plan Administrator of whether the Participant’s Continuous Service was terminated by the Company for “Cause” shall be final and binding for all purposes hereunder.

(g)  “Change in Control” means and shall be deemed to have occurred on the earliest of the following dates:

(i)  the date on which any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) obtains, after the date this Plan is adopted by the Board, “beneficial ownership” (as defined in Rule 13d-3 of the Exchange Act) or a pecuniary interest in more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities (“Voting Stock”);

(ii)  the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of the Company’s Voting Stock hold or receive directly or indirectly fifty percent (50%) or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of the Company’s capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company);

(iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries to an entity, more than fifty percent (50%) of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or

(iv)  individuals who, on the date this Plan is adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of this Plan, be considered as a member of the Incumbent Board.

For purposes of determining whether a Change in Control has occurred, a transaction includes all transactions in a series of related transactions, and terms used in this definition but not defined are used as defined in the Plan. The term Change in Control shall not include a sale of assets, merger, or other transaction effected exclusively for the purpose of changing the domicile of the Company.

Notwithstanding the foregoing or any other provision of this Plan, the definition of Change in Control (or any analogous term) in an individual written agreement between the Company and the Participant shall supersede the foregoing definition with respect to Awards subject to such agreement (it being understood, however, that if no definition of Change in Control or any analogous term is set forth in such an individual written agreement, the foregoing definition shall apply).

(h)  “Code” means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

(i)  “Committee” means a committee designated by the Board to administer the Plan.

(j)  “Consultant” means any person (other than an Employee or a Director, solely with respect to rendering services in such person’s capacity as a director) who is engaged by the Company or any Related Entity to render consulting or advisory services to the Company or such Related Entity.

(k)  “Continuous Service” means uninterrupted provision of services to the Company as an Employee, a Director, or a Consultant. Continuous Service shall not be considered to be interrupted in the case of (i) any approved leave of absence, (ii) transfers among the Company, any Related Entities, or any successor entities, as either an Employee, a Director, or a Consultant, or (iii) any change in status as long as the individual remains in the service of the Company or a Related Entity as either an Employee, a Director, or a Consultant (except as otherwise provided in the Option Agreement). An approved leave of absence shall include sick leave, military leave, or any other authorized personal leave.

(l)  “Covered Employee” means an Eligible Person who is a Covered Employee as specified in Section 7(d) of the Plan.

(m)  “Director” means a member of the Board or the board of directors of any Related Entity.

(n)  “Disability” means a permanent and total disability (within the meaning of Section 22(e) of the Code), as determined by a medical doctor satisfactory to the Plan Administrator. Notwithstanding the foregoing, for Awards subject to Section 409A of the Code, Disability shall mean that a Participant is disabled under Section 409A(a)(2)(C)(i) or (ii) of the Code to the extent necessary for such Award to comply with Section 409A.

(o)  “Dividend Equivalent” means a right, granted to a Participant under Section 6(g) hereof, to receive cash, Stock, other Awards, or other property equal in value to dividends paid with respect to a specified number of Shares, or other periodic payments.

(p)  “Effective Date” means the effective date of this Plan, which shall be the date this Plan is adopted by the Board, subject to the approval of the stockholders of the Company.

(q)  “Eligible Person” means all Employees (including officers), Directors, and Consultants of the Company or of any Related Entity. The foregoing notwithstanding, only employees of the Company, the Parent, or any Subsidiary shall be Eligible Persons for purposes of receiving any Incentive Stock Options. An Employee on leave of absence may be considered as still in the employ of the Company or a Related Entity for purposes of eligibility for participation in the Plan.

(r)  “Employee” means any person, including an officer or Director, who is an employee of the Company or any Related Entity. The payment of a director’s fee by the Company or a Related Entity shall not be sufficient to constitute “employment” by the Company.

(s)  “Exchange Act” means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

(t)  “Executive Officer” means an executive officer of the Company as defined under the Exchange Act.

(u)  “Fair Market Value” means, unless otherwise required by any applicable provision of the Code or any regulation thereunder (a) the fair market value of Stock, Awards, or other property as determined by the Plan Administrator, or under procedures established by the Plan Administrator, and (b) unless otherwise determined by the Plan Administrator, the Fair Market Value of Stock as of any given date, after which the Stock is publicly traded on a stock exchange or market, shall be the closing sale price per share reported on a consolidated basis for stock listed on the principal stock exchange or market on which Stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported.

(v)  “Incentive Stock Option” means any Option intended to be designated as an incentive stock option within the meaning of Section 422 of the Code or any successor provision thereto.

(w)  “Non-Employee Director” means a Director of the Company who is not an Employee.

(x)  “Option” means a right granted to a Participant under Section 6(b) hereof, to purchase Stock or other Awards at a specified price during specified time periods.

(y)  “Other Stock-Based Awards” means Awards granted to a Participant pursuant to Section 6(h) hereof.

(z)  “Parent” means any corporation (other than the Company), whether now or hereafter existing, in an unbroken chain of corporations ending with the Company, if each of the corporations in the chain (other than the Company) owns stock possessing 50 percent or more of the combined voting power of all classes of stock in one of the other corporations in the chain.

(aa)  “Participant” means a person who has been granted an Award under the Plan which remains outstanding, including a person who is no longer an Eligible Person.

(bb)  “Performance Award” means a right, granted to an Eligible Person under Section 7 hereof, to receive Awards based upon performance criteria specified by the Plan Administrator.

(cc)  “Person” has the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, and shall include a “group” as defined in Section 12(d) thereof.

(dd)  “Plan Administrator” means the Board or any Committee delegated by the Board to administer the Plan.

(ee)  “Related Entity” means (a) any Parent, (b) any Subsidiary, (c) any corporation, trade or business (including, without limitation, a partnership or limited liability company) which is directly or indirectly controlled 50% or more (whether by ownership of stock, assets or an equivalent ownership interest or voting interest) by the Company, and (d) any corporation, trade or business (including, without limitation, a partnership or limited liability company) which directly or indirectly controls 50% or more (whether by ownership of stock, assets or an equivalent ownership interest or voting interest) of the Company, provided that the Stock subject to any Award constitutes “service recipient stock” for purposes of Section 409A of the Code or otherwise does not subject the Award to Section 409A of the Code.

(ff)  “Restricted Stock” means Stock granted to a Participant under Section 6(d) hereof, that is subject to certain restrictions and to a risk of forfeiture.

(gg)  “Rule 16b-3” and “Rule 16a-1(c)(3)” means Rule 16b-3 and Rule 16a-1(c)(3), as from time to time in effect and applicable to the Plan and Participants, promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act.

(hh)  “Shares” means the shares of the Company’s Common Stock, and the shares or such other securities as may be substituted (or resubstituted) for Stock pursuant to Section 10(c) hereof.

(ii)  “Stock” means the Company’s Common Stock, and such other securities as may be substituted (or resubstituted) for the Company’s Common Stock pursuant to Section 10(c) hereof.

(jj)  “Stock Appreciation Right” means a right granted to a Participant pursuant to Section 6(c) hereof.

(kk)  “Stock Unit” means a right, granted to a Participant pursuant to Section 6(e) hereof, to receive Shares, cash or a combination thereof at the end of a specified period of time.

(ll)  “Subsidiary” means any corporation (other than the Company), whether now or hereafter existing, in an unbroken chain of corporations beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50 percent or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

3.  Administration.

(a)  Administration by Board.  The Board shall administer the Plan unless and until the Board delegates administration to a Committee, as provided in Section 3(c).

(b)  Powers of Board.  The Board shall have the power, subject to, and within the limitations of, the express provisions of the Plan:

(i)  To determine from time to time which of the persons eligible under the Plan shall be granted Awards; when and how each Award shall be granted; what type or combination of types of Award shall be granted; the provisions of each Award granted (which need not be identical), including the time or times when a person shall be permitted to receive Shares pursuant to an Award; and the number of Shares with respect to which an Award shall be granted to each such person.

(ii)  To construe and interpret the Plan and Awards granted under it, and to establish, amend, and revoke rules and regulations for its administration. The Board, in the exercise of this power, may correct any defect, omission, or inconsistency in the Plan or in any Stock Award Agreement, in a manner and to the extent it shall deem necessary or expedient to make the Plan fully effective.

(iii)  To amend the Plan or an Award as provided in Section 10(e).

(iv) To terminate or suspend the Plan as provided in Section 10(e).

(v)  To effect, at any time and from time to time, (1) the reduction of the exercise price of any outstanding Award under the Plan, if any, (2) the cancellation of any outstanding Award and the grant in substitution therefore of (A) a new Award under the Plan or another equity plan of the Company covering the same or a different number of Shares, (B) cash and /or (C) other valuable consideration (as determined by the Board, in its sole discretion), or (3) any other action that is treated as a repricing under generally accepted accounting principles.

(vi) Generally, to exercise such powers and to perform such acts as the Board deems necessary or expedient to promote the best interests of the Company and that are not in conflict with the provisions of the Plan.

(c)  Delegation to Committee.

(i)  General.  The Board may delegate administration of the Plan to a Committee or Committees of two (2) or more members of the Board, and the term “Committee” shall apply to any person or persons to whom such authority has been delegated. If administration is delegated to a Committee, the Committee shall have, in connection with the administration of the Plan, the powers theretofore possessed by the Board, including the power to delegate to a subcommittee any of the administrative powers the Committee is authorized to exercise (and references in this Plan to the Board shall thereafter be to the Committee or subcommittee), subject, however, to such resolutions, not inconsistent with the provisions of the Plan, as may be adopted from time to time by the Board. The Board may abolish the Committee at any time and revest in the Board the administration of the Plan.

(ii)  Section 162(m) and Rule 16b-3 Compliance.  In the discretion of the Board, the Committee may consist solely of two or more “Outside Directors”, in accordance with Section 162(m) of the Code, and/or solely of two or more “Non-Employee Directors”, in accordance with Rule 16b-3. In addition, the Board or the Committee may delegate to a committee of two or more members of the Board the authority to grant Awards to eligible persons who are either (a) not then Covered Employees and are not expected to be Covered Employees at the time of recognition of income resulting from such Award, (b) not persons with respect to whom the Company wishes to comply with Section 162(m) of the Code, or (c) not then subject to Section 16 of the Exchange Act.

(d)  Effect of Board’s Decision.  All determinations, interpretations, and constructions made by the Board in good faith shall not be subject to review by any person and shall be final, binding, and conclusive on all persons.

(e)  Arbitration.  Any dispute or claim concerning any Award granted (or not granted) pursuant to the Plan or any disputes or claims relating to or arising out of the Plan shall be fully, finally, and exclusively resolved by binding and confidential arbitration conducted pursuant to the rules of Judicial Arbitration and Mediation Services, Inc. (“JAMS”) in Los Angeles, California. In addition to any other relief, the arbitrator may award to the prevailing party recovery of its attorneys’ fees and costs. By accepting an Award, the Participant and the Company waive their respective rights to have any such disputes or claims tried by a judge or jury.

(f)  Limitation of Liability.  The Committee and the Board, and each member thereof, shall be entitled to, in good faith, rely or act upon any report or other information furnished to him or her by any officer or Employee, the Company’s independent auditors, Consultants or any other agents assisting in the administration of the Plan. Members of the Committee and the Board, and any officer or Employee acting at the direction or on behalf of the Plan Administrator, shall not be personally liable for any action or determination taken or made in good faith with respect to the Plan, and shall, to the extent permitted by law, be fully indemnified and protected by the Company with respect to any such action or determination.

4.   Stock Subject to Plan.

Limitation on Overall Number of Shares Subject to Awards.  Subject to adjustment as provided in Section 10(c) hereof, the total number of Shares reserved and available for delivery in connection with Awards under the Plan shall be 500,000 Shares.

5.  Eligibility.  Awards may be granted under the Plan only to Eligible Persons.

6.  Terms of Awards.

(a)  General.  Awards may be granted on the terms and conditions set forth in this Section 6. In addition, the Plan Administrator may impose on any Award or the exercise thereof, at the date of grant or thereafter (subject to Section 10(e)), such additional terms and conditions, not inconsistent with the provisions of the Plan, as the Plan Administrator shall determine, including terms requiring forfeiture of Awards in the event of termination of Continuous Service by the Participant and terms permitting a Participant to make elections relating to his or her Award. The Plan Administrator shall retain full power and discretion to accelerate, waive, or modify, at any time, any term or condition of an Award that is not mandatory under the Plan.

(b)  Options.  The Plan Administrator is authorized to grant Options to Participants on the following terms and conditions:

(i)  Stock Option Agreement.  Each grant of an Option shall be evidenced by a Stock Option Agreement. Such Stock Option Agreement shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Plan Administrator deems appropriate for inclusion in a Stock Option Agreement. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical.

(ii)  Number of Shares.  Each Stock Option Agreement shall specify the number of Shares that are subject to the Option and shall provide for the adjustment of such number in accordance with Section 10(c) hereof. The Stock Option Agreement shall also specify whether the Stock Option is an Incentive Stock Option or a Non-Qualified Stock Option.

(iii)  Exercise Price.

(A)  In General.  Each Stock Option Agreement shall state the price at which Shares subject to the Option may be purchased (the “Exercise Price”), which shall be, with respect to Incentive Stock Options, not less than 100% of the Fair Market Value of the Stock on the date of grant. In the case of Non-Qualified Stock Options, the Exercise Price shall be determined in the sole discretion of the Plan Administrator.

(B)  Ten Percent Stockholder.  If a Participant owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent or Subsidiary, any Incentive Stock Option granted to such Participant must have an Exercise Price per share of at least 110% of the Fair Market Value of a share of Stock on the date of grant.

(iv)  Time and Method of Exercise.  The Plan Administrator shall determine the time or times at which or the circumstances under which an Option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements). The Plan Administrator may also determine the time or times at which Options shall cease to be or become exercisable following termination of Continuous Service or upon other conditions. The Plan Administrator may determine the methods by which such exercise price may be paid or deemed to be paid (including, in the discretion of the Plan Administrator, a cashless exercise procedure), the form of such payment, including, without limitation, cash, Stock, other Awards or awards granted under other plans of the Company or a Related Entity, or other property (including notes or other contractual obligations of Participants to make payment on a deferred basis), and the methods by or forms in which Stock will be delivered or deemed to be delivered to Participants.

(v)  Incentive Stock Options.  The terms of any Incentive Stock Option granted under the Plan shall comply in all respects with the provisions of Section 422 of the Code. Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock Options (including any Stock Appreciation Rights in tandem therewith) shall be interpreted, amended, or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify either the Plan or any Incentive Stock Option under Section 422 of the Code, unless the Participant has consented in writing to the change that will result in such disqualification. If and to the extent required to comply with Section 422 of the Code, Options granted as Incentive Stock Options shall be subject to the following special terms and conditions:

(1)  the Option shall not be exercisable more than ten years after the date such Incentive Stock Option is granted; provided, however, that if a Participant owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent or Subsidiary and the Incentive Stock Option is granted to such Participant, the term of the Incentive Stock Option shall be (to the extent required by the Code at the time of the grant) for no more than five years from the date of grant; and

(2)  If the aggregate Fair Market Value (determined as of the date the Incentive Stock Option is granted) of the Shares with respect to which Incentive Stock Options granted under the Plan and all other option plans of the Company, its Parent or any Subsidiary are exercisable for the first time by a Participant during any calendar year exceeds $100,000, then such Participant’s Incentive Stock Option(s) or portions thereof that exceed such $100,000 limit shall be treated as Nonstatutory Stock Options (in the reverse order in which they were granted, so that the last Incentive Stock Option will be the first treated as a Nonstatutory Stock Option). This paragraph shall only apply to the extent such limitation is applicable under the Code at the time of the grant.

(vi)  Repurchase Rights.  The Committee and the Board shall have the discretion to grant Options that are exercisable for unvested shares of Common Stock. Should the Participant’s Continuous Service cease while holding such unvested shares, the Company shall have the right to repurchase any or all of those unvested shares, at either (a) the exercise price paid per share, (b) the fair market value, or (c) the lower of the exercise price paid per share and the fair market value. The terms upon which such repurchase right shall be exercisable (including the period and procedure for exercise and the appropriate vesting schedule for the purchased shares) shall be established by the Plan Administrator and set forth in the document evidencing such repurchase right, provided that such terms shall not make such Option subject to Section 409A of the Code.

(c)  Stock Appreciation Rights.  The Plan Administrator is authorized to grant Stock Appreciation Rights to Participants on the following terms and conditions:

(i)  Right to Payment.  A Stock Appreciation Right shall confer on the Participant to whom it is granted a right to receive, upon exercise thereof, the excess of (A) the Fair Market Value of one share of Stock on the date of exercise over (B) the Fair Market Value of one share of Stock on the date the grant of such Stock Appreciation Right.

(ii)  Other Terms.  The Plan Administrator shall determine at the date of grant or thereafter, the time or times at which and the circumstances under which a Stock Appreciation Right may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the time or times at which Stock Appreciation Rights shall cease to be or become exercisable following termination of Continuous Service or upon other conditions, the method of exercise, method of settlement, form of consideration payable in settlement, method by or forms in which Stock will be delivered or deemed to be delivered to Participants, whether or not a Stock Appreciation Right shall be in tandem or in combination with any other Award, and any other terms and conditions of any Stock Appreciation Right. Stock Appreciation Rights may be either freestanding or in tandem with other Awards.

(d)  Restricted Stock.  The Plan Administrator is authorized to grant Restricted Stock to Participants on the following terms and conditions:

(i)  Grant and Restrictions.  Restricted Stock shall be subject to such restrictions on transferability, risk of forfeiture, and other restrictions, if any, as the Plan Administrator may impose, or as otherwise provided in this Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Plan Administrator may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the Plan and any Award agreement relating to the Restricted Stock, a Participant granted Restricted Stock shall have all of the rights of a stockholder, including the right to vote the Restricted Stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Plan Administrator). During the restricted period applicable to the Restricted Stock, subject to Section 10(b) below, the Restricted Stock may not be sold, transferred, pledged, hypothecated, margined, or otherwise encumbered by the Participant.

(ii)  Forfeiture.  Except as otherwise determined by the Plan Administrator at the time of the Award, upon termination of a Participant’s Continuous Service during the applicable restriction period, the Participant’s Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided that the Plan Administrator may provide, by rule or regulation or in any Award agreement, or may determine in any individual case, that restrictions or forfeiture conditions relating to Restricted Stock shall be waived in whole or in part in the event of terminations resulting from specified causes, and the Plan Administrator may in other cases waive in whole or in part the forfeiture of Restricted Stock.

(iii)  Certificates for Stock.  Restricted Stock granted under the Plan may be evidenced in such manner as the Plan Administrator shall determine. If certificates representing Restricted Stock are registered in the name of the Participant, the Plan Administrator may require that such certificates bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Restricted Stock, that the Company retain physical possession of the certificates, that the certificates be kept with an escrow agent and that the Participant deliver a stock power to the Company, endorsed in blank, relating to the Restricted Stock.

(iv)  Dividends and Splits.  As a condition to, and at the time of, the grant of an Award of Restricted Stock, the Plan Administrator may, in its sole discretion, require that any cash dividends paid on a share of Restricted Stock be automatically reinvested in additional shares of Restricted Stock or deferred until, and conditioned upon, the expiration of the applicable restriction period. Unless otherwise determined by the Plan Administrator, Stock distributed in connection with a Stock split or Stock dividend, and other property distributed as a dividend, shall be subject to restrictions and a risk of forfeiture to the same extent as the Restricted Stock with respect to which such Stock or other property has been distributed.

(e)  Stock Units.  The Plan Administrator is authorized to grant Stock Units to Participants, which are rights to receive Stock, cash, or a combination thereof at the end of a specified time period, subject to the following terms and conditions:

(i)  Award and Restrictions.  Satisfaction of an Award of Stock Units shall occur upon expiration of the time period specified for such Stock Units by the Plan Administrator (or, if permitted by the Plan Administrator, and in compliance with Section 409A as elected by the Participant). In addition, Stock Units shall be subject to such restrictions (which may include a risk of forfeiture) as the Plan Administrator may impose, if any, which restrictions may lapse at the expiration of the time period or at earlier specified times (including based on achievement of performance goals and/or future service requirements), separately or in combination, in installments or otherwise, as the Plan Administrator may determine. Stock Units may be satisfied by delivery of Stock, cash equal to the Fair Market Value of the specified number of Shares covered by the Stock Units, or a combination thereof, as determined by the Plan Administrator at the date of grant or thereafter. Prior to satisfaction of an Award of Stock Units, an Award of Stock Units carries no voting or dividend or other rights associated with share ownership.

(ii)  Forfeiture.  Except as otherwise determined by the Plan Administrator, upon termination of a Participant’s Continuous Service during the applicable time period thereof to which forfeiture conditions apply (as provided in the Award agreement evidencing the Stock Units), the Participant’s Stock Units shall be forfeited; provided that the Plan Administrator may provide, by rule or regulation or in any Award agreement, or may determine in any individual case, that restrictions or forfeiture conditions relating to Stock Units shall be waived in whole or in part in the event of terminations resulting from specified causes, and the Plan Administrator may in other cases waive in whole or in part forfeiture of Stock Units.

(iii)  Dividend Equivalents.  Unless otherwise determined by the Plan Administrator at date of grant, any Dividend Equivalents that are granted with respect to any Award of Stock Units shall be either (A) paid with respect to such Stock Units at the dividend payment date in cash or in shares of unrestricted Stock having a Fair Market Value equal to the amount of such dividends, or (B) deferred with respect to such Stock Units and the amount or value thereof automatically deemed reinvested in additional Stock Units, as the Plan Administrator shall determine or permit the Participant to elect, provided that such determination and elections, if any, shall comply with Section 409A of the Code.

(f)  Bonus Stock and Awards in Lieu of Obligations.  The Plan Administrator is authorized to grant Stock as a bonus, or to grant Stock or other Awards in lieu of Company obligations to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements, provided that, in the case of Participants subject to Section 16 of the Exchange Act, the amount of such grants remains within the discretion of the Committee to the extent necessary to ensure that acquisitions of Stock or other Awards are exempt from liability under Section 16(b) of the Exchange Act. Stock or Awards granted hereunder shall be subject to such other terms as shall be determined by the Plan Administrator.

(g)  Other Stock-Based Awards.  The Plan Administrator is authorized, subject to limitations under applicable law, to grant to Participants such other Awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, Stock, as deemed by the Plan Administrator to be consistent with the purposes of the Plan. The Plan Administrator shall determine the terms and conditions of such Awards which shall comply with Section 409A of the Code unless the Award is otherwise exempt therefrom. Stock delivered pursuant to an Award in the nature of a purchase right granted under this Section 6(h) shall be purchased for such consideration (including without limitation loans from the Company or a Related Entity), paid for at such times, by such methods, and in such forms, including, without limitation, cash, Stock, other Awards or other property, as the Plan Administrator shall determine. The Plan Administrator shall have the discretion to grant such other Awards which are exercisable for unvested shares of Common Stock. Should the Participant’s Continuous Service cease while holding such unvested shares, the Company shall have the right to repurchase, at a price determined by the Administrator at the time of grant, any or all of those unvested shares. The terms upon which such repurchase right shall be exercisable (including the period and procedure for exercise and the appropriate vesting schedule for the purchased shares) shall be established by the Plan Administrator and set forth in the document evidencing such repurchase right. Cash awards, as an element of or supplement to any other Award under the Plan, may also be granted pursuant to this Section 6(h).

7.  Performance Awards.

(a)  Performance Conditions.  The right of a Participant to exercise or receive a grant or settlement of any Award, and the timing thereof, may be subject to such performance conditions as may be specified by the Plan Administrator. The Plan Administrator may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions, and may exercise its discretion to reduce the amounts payable under any Award subject to performance conditions, except as limited under Section 7(b) hereof in the case of a Performance Award intended to qualify under Code Section 162(m). If and to the extent required under Code Section 162(m), any power or authority relating to a Performance Award intended to qualify under Code Section 162(m), shall be exercised by the Committee as the Plan Administrator and not the Board.

(b)  Performance Awards Granted to Designated Covered Employees.  If and to the extent that the Committee determines that a Performance Award to be granted to an Eligible Person who is designated by the Committee as likely to be a Covered Employee should qualify as “performance-based compensation” for purposes of Code Section 162(m), the grant, exercise, and/or settlement of such Performance Award shall be contingent upon achievement of pre-established performance goals and other terms set forth in this Section 7(b).

(i)  Performance Goals Generally.  The performance goals for such Performance Awards shall consist of one or more business criteria and a targeted level or levels of performance with respect to each of such criteria, as specified by the Committee consistent with this Section 7(b). Performance goals shall be objective and shall otherwise meet the requirements of Code Section 162(m) and regulations thereunder including the requirement that the level or levels of performance targeted by the Committee result in the achievement of performance goals being “substantially uncertain.” The Committee may determine that such Performance Awards shall be granted, exercised, and/or settled upon achievement of any one performance goal or that two or more of the performance goals must be achieved as a condition to grant, exercise, and /or settlement of such Performance Awards. Performance goals may differ for Performance Awards granted to any one Participant or to different Participants.

(ii)  Business Criteria.  One or more of the following business criteria for the Company, on a consolidated basis, and/or specified Related Entities or business units of the Company (except with respect to the total stockholder return and earnings per share criteria), shall be used by the Committee in establishing performance goals for such Performance Awards: (1) total stockholder return; (2) such total stockholder return as compared to total return (on a comparable basis) of a publicly available index; (3) net income; (4) pretax earnings; (5) earnings before interest expense, taxes, depreciation, and amortization; (6) pretax operating earnings after interest expense but before bonuses and extraordinary or special items; (7) operating margin; (8) earnings per share; (9) return on equity; (10) return on capital; (11) return on investment; (12) operating earnings; (13) cash flow from operations; and (14) ratio of debt to stockholders’ equity.

(iii)  Performance Period; Timing For Establishing Performance Goals.  Achievement of performance goals in respect of such Performance Awards shall be measured over a performance period of up to ten (10) years, as specified by the Committee. Performance goals shall be established not later than ninety (90) days after the beginning of any performance period applicable to such Performance Awards, or at such other date as may be required or permitted for “performance-based compensation” under Code Section 162(m).

(iv)  Performance Award Pool.  The Committee may establish a Performance Award pool, which shall be an unfunded pool, for purposes of measuring Company performance in connection with Performance Awards. The amount of such Performance Award pool shall be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in Section 7(b)(ii) hereof during the given performance period, as specified by the Committee in accordance with Section 7(b)(iii) hereof. The Committee may specify the amount of the Performance Award pool as a percentage of any of such business criteria, a percentage thereof in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to such business criteria.

(v)  Settlement of Performance Awards; Other Terms.  Settlement of such Performance Awards shall be in cash, Stock, other Awards or other property, in the discretion of the Committee. The Committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with such Performance Awards. The Committee shall specify the circumstances in which such Performance Awards shall be paid or forfeited in the event of termination of Continuous Service by the Participant prior to the end of a performance period or settlement of Performance Awards.

(c)  Written Determinations.  All determinations by the Committee as to the establishment of performance goals, the amount of any Performance Award pool or potential individual Performance Awards and as to the achievement of performance goals relating to Performance Awards under Section 7(b), shall be made in writing in the case of any Award intended to qualify under Code Section 162(m). The Committee may not delegate any responsibility relating to such Performance Awards if and to the extent required to comply with Code Section 162(m).

(d)  Status of Performance Awards Under Code Section 162(m).  It is the intent of the Company that Performance Awards under this Section 7 hereof granted to persons who are designated by the Committee as likely to be Covered Employees within the meaning of Code Section 162(m) and regulations thereunder shall, if so designated by the Committee, constitute “qualified performance-based compensation” within the meaning of Code Section 162(m) and regulations thereunder. Accordingly, the terms of Sections 7(b), (c) and (d), including the definitions of Covered Employee and other terms used therein, shall be interpreted in a manner consistent with Code Section 162(m) and regulations thereunder. The foregoing notwithstanding, because the Committee cannot determine with certainty whether a given Participant will be a Covered Employee with respect to a fiscal year that has not yet been completed, the term Covered Employee as used herein shall mean only a person designated by the Committee, at the time of grant of Performance Awards, as likely to be a Covered Employee with respect to that fiscal year. If any provision of the Plan or any agreement relating to such Performance Awards does not comply or is inconsistent with the requirements of Code Section 162(m) or regulations thereunder, such provision shall be construed or deemed amended to the extent necessary to conform to such requirements.

8.   Certain Provisions Applicable to Awards or Sales.

(a)  Stand-Alone, Additional, Tandem, and Substitute Awards.  Awards granted under the Plan may, in the discretion of the Plan Administrator, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other Award or any award granted under another plan of the Company, any Related Entity, or any business entity to be acquired by the Company or a Related Entity, or any other right of a Participant to receive payment from the Company or any Related Entity. Such additional, tandem, and substitute or exchange Awards may be granted at any time. If an Award is granted in substitution or exchange for another Award or award, the Plan Administrator shall require the surrender of such other Award or award in consideration for the grant of the new Award. In addition, Awards may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of the Company or any Related Entity.

(b)  Form and Timing of Payment Under Awards; Deferrals.  Subject to the terms of the Plan and any applicable Award agreement, payments to be made by the Company or a Related Entity upon the exercise of an Option or other Award or settlement of an Award may be made in such forms as the Plan Administrator shall determine, including, without limitation, cash, other Awards or other property, and may be made in a single payment or transfer, in installments, or on a deferred basis. The settlement of any Award may be accelerated, and cash paid in lieu of Stock in connection with such settlement, in the discretion of the Plan Administrator or upon occurrence of one or more specified events (in addition to a Change in Control). Installment or deferred payments may be required by the Plan Administrator (subject to Section 10(g) of the Plan) or permitted at the election of the Participant on terms and conditions established by the Plan Administrator. Payments may include, without limitation, provisions for the payment or crediting of a reasonable interest rate on installment or deferred payments or the grant or crediting of Dividend Equivalents or other amounts in respect of installment or deferred payments denominated in Stock. The form and timing of payment of Awards or the deferral thereof pursuant to this Section shall not make any Award that is not subject thereto subject to Section 409A and shall comply with Section 409A to the extent such Award is subject thereto.

(c)  Exemptions from Section 16(b) Liability.  It is the intent of the Company that this Plan comply in all respects with applicable provisions of Rule 16b-3 or Rule 16a-1(c)(3) to the extent necessary to ensure that neither the grant of any Awards to nor other transaction by a Participant who is subject to Section 16 of the Exchange Act is subject to liability under Section 16(b) thereof (except for transactions acknowledged in writing to be non-exempt by such Participant). Accordingly, if any provision of this Plan or any Award agreement does not comply with the requirements of Rule 16b-3 or Rule 16a-1(c)(3) as then applicable to any such transaction, such provision will be construed or deemed amended to the extent necessary to conform to the applicable requirements of Rule 16b-3 or Rule 16a-1(c)(3) so that such Participant shall avoid liability under Section 16(b).

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 10.1.2 2006 STOCK OPTION PLAN

9.  Change in Control.

(a)  Change in Control.

(i)  The Plan Administrator may, in its discretion, accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any Award, including upon the occurrence of a Change in Control. In addition, the Plan Administrator may provide in an Award agreement that the performance goals relating to any Performance Award will be deemed to have been met upon the occurrence of any Change in Control.

(ii)  In addition to the terms of Section 9(a)(i) above, the effect of a “Change in Control,” may be provided (1) in an employment, compensation, or severance agreement, if any, between the Company or any Related Entity and the Participant, relating to the Participant’s employment, compensation, or severance with or from the Company or such Related Entity, or (2) in the agreement evidencing the Award.

(b)  Dissolution or Liquidation.  In the event of a dissolution or liquidation of the Company, then all outstanding Awards shall terminate immediately prior to the completion of such dissolution or liquidation, and shares of Common Stock subject to the Company’s repurchase option may be repurchased by the Company notwithstanding the fact that the holder of such stock is still in Continuous Service.

10.  General Provisions.

(a)  Compliance With Legal and Other Requirements.  The Company may, to the extent deemed necessary or advisable by the Plan Administrator, postpone the issuance or delivery of Stock or payment of other benefits under any Award until completion of such registration or qualification of such Stock or other required action under any federal or state law, rule, or regulation, listing or other required action with respect to any stock exchange or automated quotation system upon which the Stock or other Company securities are listed or quoted, or compliance with any other obligation of the Company, as the Plan Administrator may consider appropriate, and may require any Participant to make such representations, furnish such information, and comply with or be subject to such other conditions as it may consider appropriate in connection with the issuance or delivery of Stock or payment of other benefits in compliance with applicable laws, rules, and regulations, listing requirements, or other obligations.

(b)  Limits on Transferability; Beneficiaries.

(i)  General.  Except as provided in the Award agreement, a Participant may not assign, sell, transfer, or otherwise encumber or subject to any lien any Award or other right or interest granted under this Plan, in whole or in part, other than by will or by operation of the laws of descent and distribution, and such Awards or rights that may be exercisable shall be exercised during the lifetime of the Participant only by the Participant or his or her guardian or legal representative.

(ii)  Discretionary Transfer of Option.  The Plan Administrator, in its sole discretion, may permit the transfer of an Option (but not an Incentive Stock Option, or any other right to purchase Stock other than an Option) as follows: (A) by gift to a member of the Participant’s Immediate Family or (B) by transfer by instrument to a trust providing that the Option is to be passed to beneficiaries upon death of the Participant. For purposes of this Section 10(b)(ii), “Immediate Family” shall mean the Participant’s spouse (including a former spouse subject to terms of a domestic relations order); child, stepchild, grandchild, child-in-law; parent, stepparent, grandparent, parent-in-law; sibling and sibling-in-law, and shall include adoptive relationships. A Beneficiary, transferee, or other person claiming any rights under the Plan from or through any Participant shall be subject to all terms and conditions of the Plan and any Award agreement applicable to such Participant, except as otherwise determined by the Plan Administrator, and to any additional terms and conditions deemed necessary or appropriate by the Plan Administrator.

(c)  Adjustments.

(i)  Adjustments to Awards.  In the event that any dividend or other distribution (whether in the form of cash, Stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction or event affects the Stock and/or such other securities of the Company or any other issuer such that a substitution, exchange, or adjustment is determined by the Plan Administrator to be appropriate, then the Plan Administrator shall, in such manner as it may deem equitable (and, to the extent applicable, permitted by Section 409A of the Code), substitute, exchange, or adjust any or all of (A) the number and kind of Shares which may be delivered in connection with Awards granted thereafter, (B) the number and kind of Shares by which annual per-person Award limitations are measured under Section 5 hereof, (C) the number and kind of Shares subject to or deliverable in respect of outstanding Awards, (D) the exercise price, grant price, or purchase price relating to any Award and/or make provision for payment of cash or other property in respect of any outstanding Award, and (E) any other aspect of any Award that the Plan Administrator determines to be appropriate.

(ii)  Other Adjustments.  The Committee (and the Board if and only to the extent such authority is not required to be exercised by the Committee to comply with Code Section 162(m)) is authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards (including Performance Awards and performance goals and performance goals relating thereto) in recognition of unusual or nonrecurring events (including, without limitation, acquisitions and dispositions of businesses and assets) affecting the Company, any Related Entity or any business unit, or the financial statements of the Company or any Related Entity, or in response to changes in applicable laws, regulations, accounting principles, tax rates, and regulations or business conditions or in view of the Committee’s assessment of the business strategy of the Company, any Related Entity or business unit thereof, performance of comparable organizations, economic and business conditions, personal performance of a Participant, and any other circumstances deemed relevant; provided that no such adjustment shall be authorized or made if and to the extent that such authority or the making of such adjustment would cause Options, Stock Appreciation Rights, Performance Awards granted under Section 7(b) hereof to Participants designated by the Committee as Covered Employees and intended to qualify as “performance-based compensation” under Code Section 162(m) and the regulations thereunder to otherwise fail to qualify as “performance-based compensation” under Code Section 162(m) and regulations thereunder, or become subject to Section 409A to the extent previously exempt, or to violate Section 409A to the extent subject thereto.

(d)  Taxes.  The Company and any Related Entity are authorized to withhold from any Award granted, any payment relating to an Award under the Plan, including from a distribution of Stock, or any payroll or other payment to a Participant, amounts of withholding and other taxes due or potentially payable in connection with any transaction involving an Award, and to take such other action as the Plan Administrator may deem advisable to enable the Company and Participants to satisfy obligations for the payment of withholding taxes and other tax obligations relating to any Award. This authority shall include authority to withhold or receive Stock or other property and to make cash payments in respect thereof in satisfaction of a Participant’s tax obligations, either on a mandatory or elective basis in the discretion of the Committee.

(e)  Changes to the Plan and Awards.  The Board may amend, alter, suspend, discontinue, or terminate the Plan, or the Committee’s authority to grant Awards under the Plan, without the consent of stockholders or Participants. Any amendment or alteration to the Plan shall be subject to the approval of the Company’s stockholders if such stockholder approval is deemed necessary and advisable by the Board, or applicable laws (including provisions of the Code), and the rules and regulations of any stock exchange or market on which the Shares are listed. The Plan Administrator may waive any conditions or rights under, or amend, alter, suspend, discontinue, or terminate any Award theretofore granted and any Award agreement relating thereto, except as otherwise provided in the Plan.

(f)  Limitation on Rights Conferred Under Plan.  Neither the Plan nor any action taken hereunder shall be construed as (i) giving any Eligible Person or Participant the right to continue as an Eligible Person or Participant or in the employ of the Company or a Related Entity; (ii) interfering in any way with the right of the Company or a Related Entity to terminate any Eligible Person’s or Participant’s Continuous Service at any time, (iii) giving an Eligible Person or Participant any claim to be granted any Award under the Plan or to be treated uniformly with other Participants and Employees, or (iv) conferring on a Participant any of the rights of a stockholder of the Company unless and until the Participant is duly issued or transferred Shares in accordance with the terms of an Award.

(g)  Unfunded Status of Awards; Creation of Trusts.  The Plan is intended to constitute an “unfunded” plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant or obligations to deliver Stock pursuant to an Award, nothing contained in the Plan or any Award shall give any such Participant any rights that are greater than those of a general creditor of the Company; provided that the Committee may authorize the creation of trusts and deposit therein cash, Stock, other Awards or other property, or make other arrangements to meet the Company’s obligations under the Plan. Such trusts or other arrangements shall be consistent with the “unfunded” status of the Plan. The trustee of such trusts may be authorized to dispose of trust assets and reinvest the proceeds in alternative investments, subject to such terms and conditions as the Plan Administrator may specify and in accordance with applicable law.

(h)  Nonexclusivity of the Plan.  Neither the adoption of the Plan by the Board nor its submission to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board or a committee thereof to adopt such other incentive arrangements as it may deem desirable including incentive arrangements and awards which do not qualify under Code Section 162(m).

(i)  Fractional Shares.  No fractional Shares shall be issued or delivered pursuant to the Plan or any Award. The Plan Administrator shall determine whether cash, other Awards, or other property shall be issued or paid in lieu of such fractional shares or whether such fractional shares or any rights thereto shall be forfeited or otherwise eliminated.

(j)  Governing Law.  The validity, construction, and effect of the Plan, any rules and regulations under the Plan, and any Award agreement shall be determined in accordance with the laws of the state of Delaware without giving effect to principles of conflicts of laws, and applicable federal law.

(k)  Plan Effective Date and Stockholder Approval; Termination of Plan.  The Plan shall become effective on the Effective Date (October 16, 2006), subject to subsequent approval within twelve (12) months of its adoption by the Board by stockholders of the Company eligible to vote in the election of directors, by a vote sufficient to meet the requirements of Code Sections 162(m) (if applicable) and 422 of the Code, Rule 16b-3 under the Exchange Act (if applicable), applicable American Stock Exchange requirements, and other laws, regulations, and obligations of the Company applicable to the Plan. Awards may be granted subject to stockholder approval, but may not be exercised or otherwise settled in the event stockholder approval is not obtained. The Plan shall terminate on the earlier of (i) ten (10) years after its effective date by our Board of Directors or (ii) such time as no shares of our common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan.

(l)  Compliance with Section 409A.  All Awards granted hereunder shall be designed and administered in such manner that they are either exempt from the application of, or comply with, the requirements of Section 409A of the Code. Notwithstanding anything herein to the contrary, any provision in the Plan that is inconsistent with Section 409A of the Code shall be deemed to be amended to comply with Section 409A of the Code, and to the extent such provision cannot be amended to comply therewith, it shall be null and void.

(m)  Section 162(m) Transition Period.  The Plan is intended to constitute a plan described in Treasury Regulation Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 162(m) of the Code do not apply during the applicable “reliance period,” as defined in Treasury Regulations Section 1.162-(f)(2), which ends on the earliest of (i) the date of the first annual meeting of stockholders of the Company at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which the initial public offering of the Company’s stock occurs; (ii) the date that the Plan is materially modified for purposes of Treasury Regulation Section 1.162-27(h)(1)(iii); or (iii) the date all Shares available for issuance under the Plan have been allocated.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 10.3.4 EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT is entered into as of February 28, 2009 by and between Hi-Shear Technology Corporation, a Delaware corporation (hereinafter referred to as the “Company”), and George W. Trahan (hereinafter referred to as “Executive”) under the following terms and conditions:
RECITALS:

WHEREAS, the Company and Executive are parties to that certain Employment Agreement dated February 28, 2007, the term of which expired as of February 28, 2009;

WHEREAS, the Company and Executive desire to set forth the terms and conditions on which (i) the Company shall continue to employ Executive, (ii) Executive shall continue to render services to the Company, and (iii) the Company shall compensate Executive for such services; and

WHEREAS, in connection with the continued employment of Executive by the Company, the Company desires to restrict Executive’s rights to compete with the business of the Company.

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements hereinafter set forth, the parties hereto agree as follows:

1. EMPLOYMENT.
The Company hereby employs Executive and Executive hereby accepts employment with the Company upon the terms and conditions hereinafter set forth.

2. TERM.
2.1 The term of this Agreement (the “Term”) shall be for a period commencing on the Effective Date (as defined in Section 2.3 below) of this Agreement and shall continue through February 28, 2010, unless sooner terminated as provided in Paragraph 6. This one-year period, as the same may be extended hereafter by agreement of the parties or terminated pursuant hereto, is hereinafter referred to as the “Term”.

2.2 For purposes of extending the term of the relationship between the Company and Executive, the parties agree to enter into good faith negotiations within sixty (60) days prior to the end of the Term. In the event that the parties are unable to reach an agreement by the end of the Term, this Agreement shall be automatically terminated on February 28, 2010.

2.3 The effective date of this Agreement shall be February 28, 2009 (the “Effective Date”).

3. COMPENSATION.
3.1 For all services rendered by Executive under this Agreement, the Company shall pay or cause one or more of its subsidiaries to pay Executive or his estate, if deceased, a salary of $ 564,000 per year. The Company shall pay such compensation to Executive or his estate semi-monthly in accordance with its standard practice for payment of compensation.
3.2 As additional compensation, Executive shall be eligible to participate in the executive bonus pool program established by the Board and administered by the Compensation Committee.

3.3 All compensation shall be subject to customary withholding tax and other employment taxes as are required with respect to compensation paid by a corporation to an employee.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 10.3.4 EMPLOYMENT AGREEMENT

4. DUTIES AND RESPONSIBILITIES.
4.1 Executive shall, during the Term of this Agreement, devote his full attention and expend his best efforts, energies, and skills, on a full-time basis, to the business of the Company and any corporation controlled by the Company (each, a “Subsidiary”). For purposes of this Agreement, the term the “Company” shall mean the Company and all Subsidiaries. The Company agrees that the devotion of reasonable amounts of time to business activities separate from and outside the scope of the business of the Company will not violate the terms of this Agreement, on the conditions that (i) such activities are not corporate opportunities of the Company; and (ii) such activities do not interfere with the performance of Executive’s duties hereunder.

4.2 During the Term of this Agreement, Executive shall serve as the President, Chief Executive Officer and Chairman or in such other capacity as determined by the Board of Directors or its Executive Committee, if any. In the performance of all of his responsibilities hereunder, Executive shall be subject to all of the Company’s policies, rules, and regulations applicable to its employees of comparable status and shall report directly to, and shall be subject to, the direction and control of the Board of Directors of the Company and shall perform such duties as shall be assigned to him by the Board of Directors or its Executive Committee. In performing such duties, Executive will be subject to and abide by, and will use his best efforts to cause other employees of the Company to be subject to and abide by, all policies and procedures developed by the Board of Directors or its Executive Committee.

4.3 Without first obtaining the written permission of the Board of Directors of the Company, Executive will not authorize or permit the Company to engage the services of, or engage in any business activity with, or provide any financial or other benefit to, any affiliate of Executive. The phrase “affiliate of Executive” as used in this Section shall mean and include Executive’s family by blood or marriage (including, without limitation, parents, spouse, siblings, children and in-laws), and any business or business entity which is directly or indirectly owned or controlled by Executive or any member of the Executive’s family or in which Executive or any member of the Executive’s family has any direct or indirect financial interest whatsoever.

4.4 To induce the Company to enter into this Agreement, the Executive represents and warrants to the Company that (a) the Executive is not a party or subject to any employment agreement or arrangement with any other person, firm, company, corporation or other business entity, (b) the Executive is subject to no restraint, limitation or restriction by virtue of any agreement or arrangement, or by virtue of any law or rule of law or otherwise which would impair the Executive’s right or ability (i) to enter the employ of the Company, or (ii) to perform fully his duties and obligations pursuant to this Agreement, and (c) to the best of Executive’s knowledge no material litigation is pending or threatened against any business or business entity owned or controlled or formerly owned or controlled by Executive.

5. RESTRICTIVE COVENANTS.
5.1 Executive acknowledges that (i) he has a major responsibility for the operation, administration, development and growth of the Company’s business, (ii) the Company’s business is or may become national or international in scope, (iii) his work for the Company has brought him and will continue to bring him into close contact with confidential information of the Company and its customers, and (iv) the agreements and covenants contained in this Section 5.1 are essential to protect the business interest of the Company and that the Company will not enter into this Agreement but for such agreements and covenants. Accordingly, the Executive covenants and agrees as follows:

5.1(a) Except as otherwise provided for in this Agreement, during the Term of this Agreement and, if this Agreement is terminated for any reason during the Term, for one (1) years following such date of termination (the “Termination Period”), the Executive shall not, directly or indirectly, compete with respect to any services or products of the Company which are either offered or are being developed by the Company as of the date of termination; or, without limiting the generality of the foregoing, be or become, or agree to be or become, interested in or associated with, in any capacity (whether as a partner, shareholder, owner, officer, director, Executive, principal, agent, creditor, trustee, consultant, co-venturer or otherwise) any individual, corporation, firm, association, partnership, joint venture or other business entity, which competes with respect to any services or products of the Company which are either offered or are being developed by the Company as of the data of termination; provided, however, that the Executive may own, solely as an investment, not more than one percent (1%) of any class of securities of any publicly held corporation in competition with the Company whose securities are traded on any national securities exchange in the United States of America, and may retain his ownership interest in those entities referred to in Section 4.1 above.

5.1(b) During the term of this Agreement and, if applicable, during the Termination Period, the Executive shall not, directly or indirectly, (i) induce or attempt to influence any executive of the Company to leave its employ, (ii) aid or agree to aid any competitor, customer or supplier of the Company in any attempt to hire any person who shall have been employed by the Company within the one (1) year period preceding such requested aid, or (iii) induce or attempt to influence any person or business entity who was a customer or supplier of the Company during any portion of said period to transact business with a competitor of the Company in Company’s business.

5.1(c) During the Term of this Agreement, the Termination Period, if applicable, and thereafter, the Executive shall not disclose to anyone any information about the affairs of the Company, including, without limitation, trade secrets, trade “know-how”, inventions, customer lists, business plans, operational methods, pricing policies, marketing plans, sales plans, identity of suppliers or customers, sales, profits or other financial information, which is confidential to the Company or is not generally known in the relevant trade, nor shall the Executive make use of any such information for his own benefit.

5.2 If the Executive breaches, or threatens to commit a breach of Section 5.1 (the “Restrictive Covenants”), the Company shall have the following rights and remedies, each of which shall be enforceable, and each of which is in addition to, and not in lieu of, any other rights and remedies available to the Company at law or in equity.

5.2(a) The Executive shall account for and pay over to the Company all compensation, profits, and other benefits, after taxes, which inure to Executive’s benefit which are derived or received by the Executive or any person or business entity controlled by the Executive resulting from any action or transactions constituting a breach of any of the Restrictive Covenants.

5.2(b) Notwithstanding the provisions of subsection 5.2(a) above, the Executive acknowledges and agrees that in the event of a violation or threatened violation of any of the provisions of Section 5.1, the Company shall have no adequate remedy at law and shall therefore be entitled to enforce each such provision by temporary or permanent injunctive or mandatory relief obtained in any court of competent jurisdiction without the necessity of proving damages, posting any bond or other security, and without prejudice to any other rights and remedies which may be available at law or in equity.
5.3 If any of the Restrictive Covenants, or any part thereof, is held to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid or unenforceable portions. Without limiting the generality of the foregoing, if any of the Restrictive Covenants, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties hereto agree that the court making such termination shall have the power to reduce the duration and/or area of such provision and, in its reduced form, such provision shall then be enforceable.

5.4 The parties hereto intend to and hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of such Restrictive Covenants. In the event that the courts of any one or more of such jurisdictions shall hold such Restrictive Covenants wholly unenforceable by reason of the breadth of such scope or otherwise, it is the intention of the parties hereto that such determination not bar or in any way affect the Company’s right to the relief provided above in the courts of any other jurisdictions within the geographical scope of such Restrictive Covenants, as to breaches of such covenants in such other respective jurisdictions, the above covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

6. TERMINATION.
6.1 The Company may terminate the Executive’s employment under this Agreement at any time for Cause. “Cause” shall exist for such termination if Executive (i) is adjudicated guilty of illegal activities of consequence by a court of competent jurisdiction, (ii) commits any act of fraud or intentional misrepresentation, (iii) has, in the reasonable judgment of the Company’s Board of Directors, engaged in serious misconduct, which conduct has, or would if generally known, materially adversely affect the good will or reputation of the Company and which conduct the Executive has not cured or altered to the satisfaction of the Board of Directors within ten (10) days following notice by the Board of Directors to the Executive regarding such conduct, or (iv) has made any material misrepresentation to the Company under Sections 4 and 5 hereof.

6.2 If the Company terminates the Executive’s employment under this Agreement pursuant to the provisions of Section 6.1 hereof, or if the Executive voluntarily terminates his employment for any reason, the Executive shall not be entitled to receive any compensation following the date of such termination.

6.3 The Company may terminate this Agreement without notice if the Executive is unable due to mental or physical illness or injury to perform Executive’s duties in a normal and regular manner for a period of six consecutive months (such condition a “permanent disability”) or death. The termination shall be effective as of the end of the calendar month in which the six-month period ends or death.
Upon termination because of disability or death, the Executive or his estate if deceased shall be entitled to receive compensation for twelve (12) months from the date of such termination (such payments to be diminished, however, by the extent to which the Executive receives compensation during such twelve (12) month period from any disability insurance) in an amount equal to the monthly compensation paid Executive for the month prior to such termination.

6.4 If Executive’s employment with the Company is terminated for any reason other than: (i) the death or permanent disability of the Executive, (ii) pursuant to the provisions of Section 6.1 above, or (iii) the Executive’s voluntary termination, the Executive shall continue to receive compensation for eighteen (18) months from the date of such termination (provided, however, that (1) payments by the Company shall be diminished by the extent to which the Executive receives compensation during such eighteen (18) month period from a third party employer, and (2) total compensation shall not in any event exceed one and one-half times the entire compensation received by Executive during the one-year period immediately preceding the date of such termination, in monthly amounts equal to the monthly compensation paid Executive for the month prior to such termination.

7. EXPENSES.
7.1 Executive shall be entitled to reimbursement of all reasonable expenses actually incurred in the course of his employment. The Executive may use First Class travel accommodations for business travel. Executive shall submit to the Company, for those expenses not already documented by the company credit card statements, a standardized company expense report.

7.2 The Company will provide the following perquisites at Company expense. The perquisites include, from time to time, personal use of the Company credit card, personal use of the Company vehicles, membership in social clubs, casual personal travel, physical exams, tax preparation and financial planning services. The value of the benefits for the executive shall not exceed $25,000 per year.

7.3 In recognition of the requirements for business travel, the Company shall provide Executive with the use of a Cadillac Seville or other automobile of equivalent cost of Executive’s choice. The automobile may be purchased by the Executive at the end of the lease term or renewal of a new lease for $1.00.

8. THE COMPANY’S AUTHORITY
Executive agrees to observe and comply with the reasonable rules and regulations of the Company as adopted by the Company’s Board of Directors or Executive Committee either orally or in writing, with respect to the performance of his duties and the carrying out and performance of the orders, directions, and policies of the Board of Directors as stated by the Board of Directors to the Executive from time to time, either orally or in writing.

9. PAID VACATION; SICK LEAVE; INSURANCE.
9.1 Executive shall be entitled to paid vacation each year equal to eight (8) weeks per year. Periods when executive is in contact and responsible shall not be considered vacation periods.

9.2 The Executive shall be entitled to reasonable periods of paid sick leave during the Term of this Agreement in accordance with the Company’s policy regarding such sick leave.

9.3 The Company shall provide Executive, at the Company’s full expense, participation in group medical, dental, and life insurance plans of the Company as may be provided by the Company from time to time, subject to and to the extent that, the Executive is eligible under such benefit plans in accordance with their respective terms. Coverage under the Company’s group medical, dental and life insurance plans at the Company’s full expense will be extended to Executive for two (2) years after the termination of this Agreement except in the case of termination under Section 6. 1 above.

10. MISCELLANEOUS.
10.1 The Company may, from time to time, apply for and take out, in its own name and at its own expense, life, health, accident, disability or other insurance upon the Executive in any sum or sums that it may deem necessary to protect its interests, and the Executive agrees to aid and cooperate in all reasonable respects with the Company in procuring any and all such insurance, including without limitation, submitting to the usual and customary medical examinations, and by filling out, executing and delivering such applications and other instruments in writing as may be reasonably required by an insurance company or companies to which an application or applications for such insurance may be made by or for the Company. In order to induce the Company to enter this Agreement, the Executive represents and warrants to the Company that to the best of his knowledge the Executive is insurable at standard (non-rated) premiums.

10.2 This Agreement is a personal contract, and the rights and interests of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as otherwise expressly permitted by the provisions of this Agreement. The Executive shall not under any circumstances have any option or right to require payment hereunder otherwise than in accordance with the terms hereof. Except as otherwise expressly provided herein, the Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of the Executive shall be for the sole personal benefit of the Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against the Executive; provided, however, that in the event of the Executive’s death, the Executive’s estate, legal representative or beneficiaries (as the case may be) shall have the right to receive all of the benefit that accrued to the Executive pursuant to, and in accordance with, the terms of this Agreement.

10.3 The Company shall have the right to assign this Agreement to any successor of substantially all of its business or assets, and any such successor shall be bound by all of the provisions hereof.

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 10.3.4 EMPLOYMENT AGREEMENT

11. NOTICES.
All notices, requests, demands and other communications provided for by this Agreement shall be in writing and (unless otherwise specifically provided herein) shall be deemed to have been given at the time when mailed in any general or branch United States Post Office, enclosed in a registered or certified postpaid envelope, addressed to the parties stated below or to such changed address as such party may have fixed by notice:

TO THE COMPANY:	Hi-Shear Technology Corporation 24225 Garnier Street Torrance, CA 90505-5323 Attn: Linda A. Nespole, Director of Human Resources and Corporate Secretary

EXECUTIVE:	George W. Trahan Hi-Shear Technology Corporation 24225 Garnier Street Torrance, CA 90505-5323

COPY TO:	John Zaepfel, Director, Chairman of the Compensation Committee 24225 Garnier Street Torrance, CA 90505-5323

12. ENTIRE AGREEMENT.
This Agreement supersedes any and all agreements, whether oral or written, between the parties hereto, with respect to the employment of Executive by the Company and contains all of the covenants and agreements between the parties with respect to the rendering of such services in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement or promise with respect to such employment not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by the parties hereto.

13. PARTIAL INVALIDITY.
If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

14. ATTORNEYS’ FEES.
Should any litigation or arbitration be commenced between the parties hereto or their personal representatives concerning any provision of this Agreement or the rights and duties of any person in relation thereto, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other relief as may be granted, to a reasonable sum as and for its or their attorneys’ fees in such litigation or arbitration which shall be determined by the court or arbitration board.

15. ARBITRATION.
Any matter of disagreement arising under this Agreement shall be submitted for decision to a panel of three neutral arbitrators with expertise in the subject matter to be arbitrated. One arbitrator will be selected by each party and the two arbitrators so selected shall select the third arbitrator. The arbitration shall be conducted in accordance with the rules of the American Arbitration Association. The decision and award rendered by the arbitrators shall be final and binding. Judgment upon the award may be entered in any court having jurisdiction thereof. Any arbitration shall be held in Los Angeles, California, or such other place which may be mutually agreed upon by the parities.

16. GOVERNING LAW.
This Agreement will be governed by and construed in accordance with the laws of the State of California.

17. BINDING NATURE.
This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective representatives, heirs, successors and assigns.

18. WAIVER.
No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

19. CORPORATE APPROVALS.
The Company represents and warrants that the execution of this Agreement by its corporate officer named below has been duly authorized by the Board of Directors of the Company, is not in conflict with any Bylaw or other agreement and will be a binding obligation of the Company, enforceable in accordance with its terms.

20. SECTION 409A COMPLIANCE.
20.1 The parties agree that this Agreement is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and guidance promulgated thereunder (“Section 409A”) or an exemption from Section 409A.  The Company shall undertake to administer, interpret, and construe this Agreement in a manner that does not result in the imposition on the Executive of any additional tax, penalty, or interest under Section 409A.  Each payment under this Agreement shall be treated as a separate payment for purposes of Section 409A.
20.2 A termination of employment shall not be deemed to have occurred for purposes of any provision of this Agreement providing for the payment of any amounts or benefits upon or following a termination of employment unless such termination is also a “separation from service” within the meaning of Section 409A and, for purposes of any such provision of this Agreement, references to a “termination,” “termination of employment” or like terms shall mean “separation from service.”

20.3 Notwithstanding anything herein to the contrary, in the event that Executive is a “specified employee” (within the meaning of Section 409A) on the date of termination of Executive’s employment with the Company and the payments described in Section 6.3, Section 6.4 or Section 9.3, as applicable, to be paid within the first six months following the date of such termination of employment (the “Initial Payment Period”) exceed the amount referenced in Treas. Regs. Section 1.409A-1(b)(9)(iii)(A) (the “Limit”), then (a) any portion of such payments that are payable during the Initial Payment Period that does not exceed the Limit shall be paid at the times set forth in Section 6.3, Section 6.4 or Section 9.3, as applicable, (b) any portion of such payments that exceed the Limit (and would have been payable during the Initial Payment Period but for the Limit) shall be paid, in lump sum, on the first business day after the six-month anniversary of Executive’s termination of employment and (c) any portion of such payments that are payable after the Initial Payment Period shall be paid at the times set forth in Section 6.3, Section 6.4 or Section 9.3, as applicable.

20.4 With regard to any provision herein that provides for reimbursement of costs and expenses or in-kind benefits, except as permitted by Section 409A of the Code, all such payments shall be made on or before the last day of calendar year following the calendar year in which the expense occurred.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.

THE COMPANY:      HI-SHEAR TECHNOLOGY CORPORATION
By:
/s/ George W. Trahan	/s/ John Zaepfel
George W. Trahan, President and CEO	John Zaepfel, Chairman of the Compensation Committee of the Board of Directors
EXECUTIVE:
/s/ George W. Trahan

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George W. Trahan, certify that:

1.	I have reviewed this Form 10-K of Hi-Shear Technology Corporation, as amended by Amendment No. 1;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within this entity, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 18, 2009	by:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jan L. Hauhe, certify that:

1.	I have reviewed this Form 10-K of Hi-Shear Technology Corporation, as amended by Amendment No. 1;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within this entity, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 18, 2009	by:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer

HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the accompanying Annual Report on Form 10-K of Hi-Shear Technology Corporation for the year ended May 31, 2009, as amended by Amendment No. 1, I, George W. Trahan, President, Chief Executive Officer and Chairman of Hi-Shear Technology Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Annual Report on Form 10-K for the year ended May 31, 2009, as amended by Amendment No. 1, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Annual Report on Form 10-K for the year ended May 31, 2009, as amended by Amendment No. 1, fairly presents, in all material respects, the financial condition and results of operations of Hi-Shear Technology Corporation.

by:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman
Date:	September 18, 2009

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Hi-Shear Technology Corporation and will be retained by Hi-Shear Technology Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

 HI-SHEAR TECHNOLOGY CORPORATION

EXHIBIT 32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the accompanying Annual Report on Form 10-K of Hi-Shear Technology Corporation for the year ended May 31, 2009, as amended by Amendment No. 1, I, Jan L. Hauhe, Chief Financial Officer of Hi-Shear Technology Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Annual Report on Form 10-K for the year ended May 31, 2009, as amended by Amendment No. 1, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Annual Report on Form 10-K for the year ended May 31, 2009, as amended by Amendment No. 1, fairly presents, in all material respects, the financial condition and results of operations of Hi-Shear Technology Corporation.

by:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer
Date:	September 18, 2009

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Hi-Shear Technology Corporation and will be retained by Hi-Shear Technology Corporation and furnished to the Securities and Exchange Commission or its staff upon request.