Form 10-K/A
HI SHEAR TECHNOLOGY CORP
filed 2009-09-25
CIK 918027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended May 31, 2009 (the “Annual Report”), filed with the Securities and Exchange Commission (the “Commission”) on August 5, 2009 and its Amendment No. 1 to the Annual Report (“Amendment No. 1”), filed with the Commission on September 21, 2009.  This Amendment No. 2 to Item 15 of Part IV of the Form 10-K is being filed in order to furnish certain exhibits which were inadvertently omitted from Amendment No. 1 as a result of a technological problem with the Company’s EDGAR filing software.

HI-SHEAR TECHNOLOGY CORPORATION
 INDEX TO FORM 10-K/A
 For the Year Ended May 31, 2009

Page
ITEM 15. Exhibits and Financial Statement Schedules	1
Signatures	2
EX-3.1
EX-4.1
EX-10.1.1
EX-10.6.4.2
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTIONS	SEQUENTIALLY NUMBERED
3.1	Certificate of Incorporation, as amended
3.2	Amended and Restated Bylaws(16)
4.1	Form of Common Stock
10.1.1	1993 Stock Option Plan
10.1.2	2006 Stock Award Plan(16)
10.2.3	Consulting Agreement with Thomas R. Mooney(14)
10.3.3	Employment Agreement with George W. Trahan(14)
10.3.4	Employment Agreement with George W. Trahan(16)
10.4.1	Torrance Property Lease(3)
10.4.1.1	Torrance Property Lease Amendment #1(9)
10.4.1.2	Torrance Property Lease Amendment #2(12)
10.5.1	Form of Buy/Sell Agreement(3)
10.6	Southern California Bank Credit Facility (now U.S. Bank)(1)
10.6.1	Promissory Note Relating to U.S. Bank Credit Facility(2)
10.6.2	Promissory Note Related to U.S. Bank Credit Facility(4)
10.6.3	Promissory Note and Amendment Relating to U.S. Bank Credit Facility(4)
10.6.3.1	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(5)
10.6.3.2	Amendments to Promissory Notes Relating to U.S. Bank Credit Facility(8)
10.6.3.3	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(9)
10.6.3.4	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(10)
10.6.3.5	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(13)
10.6.3.6	Amendment to Promissory Note Relating to U.S. Bank Credit Facility(14)
10.6.4	Term Note Related to U.S. Bank Credit Facility(8)
10.6.4.1	Term Note Related to U.S. Bank Credit Facility(13)
10.6.4.2	Term Note Related to U.S. Bank Credit Facility
10.7	Revolving Credit Note(15)
10.7.1	Amendment to Revolving Credit Agreement and Loan Documents(15)
16.2	Letter on Change in Certifying Accountant(6)
16.3	Letter on Change in Certifying Accountant (7)
20	Form 8-K/A filed August 8, 2003(9)
23.1	Consent of Raimondo Pettit Group
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(1)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 12, 1998.
(2)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 17, 1999.
(3)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 24, 2000.
(4)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 10, 2002.
(5)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2002.
(6)	Previously filed and incorporated by reference to Exhibit 16.2 to Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2003.
(7)	Previously filed and incorporated by reference to Exhibit 16.3 to Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 19, 2003.
(9)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 30, 2004.
(10)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2005.
(11)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on July 28, 2006.
(12)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on January 16, 2007.
(13)	Previously filed and incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on April 13, 2007.
(14)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 10, 2007.
(15)	Previously filed and incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 29, 2008.
(16)	Previously filed and incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on September 21, 2009.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-SHEAR TECHNOLOGY CORPORATION

Date: September 25, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2009	By:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

	By:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer

	By:	/s/ Jack Bunis
Jack Bunis
Director

	By:	/s/ Lawrence Moreau
Lawrence Moreau
Director

	By:	/s/ John Zaepfel
John Zaepfel
Director

2