Form 10-Q
period 2009-08-31
HI SHEAR TECHNOLOGY CORP
filed 2009-10-15
CIK 918027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009	Commission file number 001-12810

HI-SHEAR TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	22-2535743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24225 Garnier Street, Torrance, CA 90505-5355

(Address of principal executive offices)

(310) 784-2100

(Issuer’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filers,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of each class	Number of shares outstanding as of October 14, 2009
Common Stock, $.001	6,855,791

HI-SHEAR TECHNOLOGY CORPORATION

i

PART I  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

	August 31,	May 31,
	2009	2009
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,625,000	$7,502,000
Accounts receivable, net (Note 2)	11,343,000	10,746,000
Inventories, net	1,485,000	1,512,000
Deferred income taxes	853,000	972,000
Prepaid expenses and other current assets	298,000	229,000
Total current assets	$16,604,000	$20,961,000

Land	846,000	846,000
Equipment, net	1,923,000	1,977,000
Total assets	$19,373,000	$23,784,000

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Bank line of credit/note payable (Note 3)	$0	$0
Trade accounts payable	541,000	611,000
Accrued liabilities (Note 4)	3,932,000	4,353,000
Deferred revenue (Note 5)	78,000	182,000
Current portion of obligations under capital leases	39,000	35,000
Total current liabilities	$4,590,000	$5,181,000

Deferred income taxes	357,000	347,000
Obligation under capital leases (less current portion)	56,000	28,000
Total liabilities	$5,003,000	$5,556,000

Stockholders Equity
Preferred stock, $1.00 par value; 500,000 shares authorized; no shares issued	0	0
Common stock, $.001 par value - 25,000,000 shares authorized; 6,852,416 and 6,832,416 shares issued and outstanding at August 31, 2009 and May 31, 2009 respectively	7,000	7,000
Additional paid-in capital	8,230,000	8,055,000
Retained earnings	6,133,000	10,166,000
Total stockholders equity	$14,370,000	$18,228,000

Total liabilities and stockholders equity	$19,373,000	$23,784,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	August 31,
	2009	2008

Revenues	$5,498,000	$6,044,000

Cost of Revenues	2,369,000	3,073,000

Gross Margin	3,129,000	2,971,000

Selling, General and Administrative Expenses	1,291,000	1,019,000

Operating Income	1,838,000	1,952,000

Interest Income, Net	1,000	11,000

Income before Income Tax Expense	1,839,000	1,963,000

Income Tax Expense	733,000	797,000

Net Income	$1,106,000	$1,166,000

Earnings per Common Share - Basic	$0.16	$0.17
Earnings per Common Share - Diluted	$0.16	$0.17

Weighted # Common Shares Outstanding:
Basic	6,840,000	6,818,000
Diluted	6,846,000	6,833,000

See Notes to Financial Statements.

HI-SHEAR TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Period Ended
	August 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,106,000	$1,166,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,000	113,000
Accrued losses on uncompleted contracts	(6,000)	(50,000)
Provision for inventory reserves	0	0
Deferred income taxes, net	130,000	167,000
Stock based compensation	51,000	52,000
Changes in assets and liabilities:
Accounts receivable	(597,000)	4,705,000
Inventories	33,000	(699,000)
Prepaid expenses and other assets	(69,000)	(136,000)
Trade accounts payable	(71,000)	(62,000)
Accrued liabilities	(421,000)	310,000
Deferred revenue	(104,000)	(274,000)
Net cash provided by operating activities	159,000	5,292,000

Cash Flows From Investing Activities
Purchase of equipment	(9,000)	(83,000)
Net cash used in investing activities	(9,000)	(83,000)

Cash Flows from Financing Activities
Proceeds from equipment line of credit	0	0
Proceeds from stock options exercised	124,000	4,000
Payment of stock dividends	(5,139,000)	0
Payment on capital lease obligations	(12,000)	(10,000)
Net cash used in financing activities	(5,027,000)	(6,000)

Net increase (decrease) in cash	(4,877,000)	5,203,000

Cash and Cash Equivalents, beginning of period	7,502,000	1,655,000

Cash and Cash Equivalents, end of period	$2,625,000	$6,858,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	1,000	1,000
Cash paid for taxes	10,000	244,000

Non-cash investing and financing activities
Stock based compensation	51,000	52,000
Equipment acquired under capital lease agreement	44,000	0

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.                    Basis of Presentation

Reference is made to the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.  The unaudited Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.  Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  In management’s opinion, the unaudited Financial Statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period ended August 31, 2009.  These unaudited Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended August 31, 2009. The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

2.                    Accounts Receivable

Accounts receivable consists of billed and unbilled amounts due from the United States Government, prime and subcontractors under short and long-term contracts. Billed and unbilled receivables at August 31, 2009 were $2,903,000 and $8,440,000, respectively, compared to billed and unbilled receivables at May 31, 2009 of $2,769,000 and $7,977,000 respectively.

Unbilled receivables include revenues recognized from fixed priced contracts under the percentage-of-completion method, but in advance of completing billable events.

At August 31, 2009, billed and unpaid accounts receivable included totals of $558,000 or 19.3% of total billed and unpaid accounts receivable due from Lockheed Martin and $539,000, or 18.6% of total billed and unpaid accounts receivable due from U.S. Government entities. At May 31, 2009, billed and unpaid accounts receivable included totals of $840,000 or 30% of total billed and unpaid accounts receivable, due from Lockheed Martin and $435,000 or 16% of total billed and unpaid accounts receivable, due from U.S. Government entities.

The Company submits claims for cost reimbursement related to contract requirement changes not yet incorporated into its contract or other contract costs in negotiation.  At the end of the quarter ended August 31, 2009, the Company had five outstanding claims totaling $276,000. These claims for reimbursement resulted from changes to negotiated terms, additional work required to be performed by the Company to satisfy customer requests beyond contract scope, failure of customer designed components and adjustments to contract pricing due to customer reducing quantities.  Claims receivable are recorded to the extent of costs incurred, and when, in management’s opinion, it is probable that the claim will be collected in full and the amount of the claim can be reasonably estimated. Total revenue recognized in the first quarter of 2009 based on these five claims was $253,000; there were no outstanding claims at May 31, 2009.

3.                    Bank Line of Credit and Notes Payable

The Company has a business loan agreement with a bank for the purpose of obtaining a revolving line of credit and term loans.  Borrowings under this business loan agreement are collateralized by the Company’s assets.  At both August 31, 2009 and May 31, 2009, the Company did not have any outstanding balances under the revolving line of credit.  The revolving line of credit, under which the Company can borrow up to a maximum limit of $5,000,000, is set to mature on December 15, 2009. Outstanding balances under the line of credit bear interest based on prime less .25% (3.0% at August 31, 2009) or at the Company’s option LIBOR plus 2% (2.79% at August 31, 2009). The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The financial covenants include a minimum current ratio requirement of 2.1 to 1 and a minimum fixed charge coverage ratio requirement of 1.25 to 1.  The Company is in compliance with all bank covenants as of August 31, 2009.

4.                    Accrued Liabilities

As of August 31, 2009 and May 31, 2009, accrued liabilities consisted of the following:

	August 31, 2009	May 31, 2009
Accrued vacation	$498,000	$1,260,000
Accrued salaries, wages and bonus	1,145,000	1,124,000
Deferred compensation	109,000	109,000
Accrued commissions	89,000	65,000
Accrued facilities rent	76,000	74,000
Accrued professional fees	153,000	47,000
Accrued Alliance litigation costs	1,200,000	1,600,000
Accrued income taxes	653,000	59,000
Miscellaneous	9,000	15,000

Total Accrued Liabilities	$3,932,000	$4,353,000

5.                    Deferred Revenue

Deferred revenue is composed of amounts billed to customers in excess of revenues earned and cost incurred and recognized on the related contracts at the end of a financial period. As the Company continues to perform work on those contracts in process, revenue is earned and “deferred revenue” on the balance sheet is reclassified to earned “revenue” on the statements of operations. Deferred revenue at August 31, 2009 was $78,000, compared to deferred revenue at May 31, 2009 of $182,000.

6.                    Stock-Based Compensation:

Since June 1, 2006, the Company accounts for stock-based employee and non-employee transactions under the requirements of SFAS No. 123R “Share Based Payments,” which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. The Company adopted this statement using a modified prospective application.  Prior to June 1, 2006, the Company accounted for stock-based compensation based on the intrinsic value of options at the grant date.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the stock options. Stock based compensation expense of $51,000 is included in selling, general and administrative expense for the period ended August 31, 2009; $52,000 was included in selling, general and administrative expense for the period ended August 31, 2008.

7.                    Earnings per share:

Earnings per share (EPS) are computed as net income divided by the weighted-average number of common shares outstanding for the period.  EPS assuming dilution reflects the potential dilution that could occur from common shares issuable through stock options. The dilutive effect from outstanding options for the three months ended August 31, 2009 and August 31, 2008 did not change the earnings per share for those periods.  Earnings per share for the three-month period ended August 31, 2009 and August 31, 2008 for comparative purposes is provided.

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share, as presented in the statements of operations:

	Three-Month Period Ended
	August 31,
	2009	2008
Earnings per common share - basic:
Numerator: earnings available for common Stockholders	$1,106,000	$1,166,000

Denominator: weighted average shares - basic	6,840,000	6,818,000

Earnings per common share - basic	$0.16	$0.17

Earnings per common share - diluted:
Numerator: earnings available for common Stockholder	$1,106,000	$1,166,000

Denominator: weighted average shares - diluted	6,846,000	6,833,000

Earnings per common share - diluted	$0.16	$0.17

Calculation of weighted average common share - diluted:
Weighted Average Number of Common Shares Outstanding During the Period	6,840,000	6,818,000

Effect of Dilutive Securities Options	6,000	15,000

Weighted Number of Common Shares and Dilutive Potential Common Stock used in Diluted EPS	6,846,000	6,833,000

Antidilutive shares not included in above calculation because the option price is less than the weighted average 3-month price:
Stock options outstanding	0	0

8.                    Commitments and Contingencies

On September 16, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemring Group PLC, a company organized under the laws of England and Wales (“Chemring”) and Parkway Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Chemring (“Merger Sub”).  On October 1, 2009, Francis Bartholomew filed a Class Action Complaint against the Company, its board of directors and Merger Sub in the Superior Court of the State of California, Los Angeles County.  The Class Action Complaint alleges the defendants breached their fiduciary duties in connection with the Company’s proposed merger with Chemring by purportedly failing to maximize shareholder value and/or to disclose all material information with respect to the transaction.  On behalf of the public stockholders of the Company, Francis Bartholomew seeks an order enjoining the proposed transaction and/or an award of monetary damages. The defense of this litigation will require the Company to incur legal fees and costs.  An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the Merger, result in significant costs, or both.  The Company is unable to estimate a range of alleged damages, if any, related to this complaint.

During May of 2009, settlement discussions took place between the Company and United Space Alliance, LLC (“Alliance”), and on July 7, 2009, the Company and Alliance entered into a settlement agreement (the “Settlement Agreement”) to settle the Company’s pending litigation with Alliance.   Pursuant to the agreement, the Company shall pay Alliance the sum of $1,600,000 in four separate installments of $400,000.  The first payment was made on July 8, 2009; the second payment was made on September 29, 2009.  The remaining two payments are due on December 31, 2009 and March 31, 2010.  The Company deemed satisfied its judgment against Alliance, and dismissed its pending actions against Alliance in the Florida court of appeal and the U.S. Supreme Court and its amended complaint against Pacific Scientific Energetic Materials Company in a related case pending in Brevard County, Florida.  The Settlement Agreement provided for mutual releases and resolved all ongoing disputes between the Company and Alliance.

The Company is subject to claims and legal actions that may arise in the ordinary course of business. In the opinion of the Company, after consultation with counsel, the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the financial position or on the results of operations.

9.                    Dividend Paid

On July 16, 2009, the Company’s board of directors approved a cash dividend of $.75 per share to shareholders of record as of the close of business on August 14, 2009.  The dividend was paid on August 21, 2009 for 6,852,416 outstanding shares at $5,139,312.  The ex-dividend date was August 12, 2009.

10.             Subsequent Events

In accordance with SFAS 165 in preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 15, 2009, the date the financial statements were issued.

On September 16, 2009, the Company entered into the Merger Agreement with Chemring and Merger Sub.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Chemring.  As of the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of the Company (“Common Stock”) will be cancelled and converted into the right to receive an amount in cash equal to $19.18 per share, subject to the terms and conditions set forth in the Merger Agreement.  Chemring will fund the aggregate cash consideration by utilizing a credit facility with Lloyds Banking Group plc.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger Agreement and the transaction contemplated therein by the Company’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.  There can be no assurance that the conditions to which the Merger is subject will be satisfied or that the Merger will otherwise be consummated.

The Company has made various representations and warranties and agreed to certain covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the effective time of the Merger, public disclosures and other matters.

The Merger Agreement contains certain termination rights for both the Company and Chemring.  The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Chemring a termination fee of $4 million.

The Merger Agreement has been approved by the board of directors of the Company, based, in part, upon the recommendation of a special committee of the board that was established to consider strategic alternatives, and the board has resolved to recommend that the stockholders of the Company vote in favor of the adoption and approval of the Merger Agreement and the transactions contemplated therein.  The Company’s President, Chief Executive Officer and Chairman, George W. Trahan, has entered into a Stockholder Agreement with Chemring and Merger Sub whereby he granted an irrevocable proxy to Chemring to vote certain shares of Common Stock in favor of the Merger, subject to the terms and conditions of the Stockholder Agreement.

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

On September 16, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemring Group PLC, a company organized under the laws of England and Wales (“Chemring”) and Parkway Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Chemring (“Merger Sub”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Chemring.  As of the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of the Company (“Common Stock”) will be cancelled and converted into the right to receive an amount in cash equal to $19.18 per share, subject to the terms and conditions set forth in the Merger Agreement.  Chemring will fund the aggregate cash consideration by utilizing a credit facility with Lloyds Banking Group plc.

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

The Merger Agreement contains certain termination rights for both the Company and Chemring.  The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Chemring a termination fee of $4 million.

The Merger Agreement has been approved by the board of directors of the Company, based, in part, upon the recommendation of a special committee of the board that was established to consider strategic alternatives, and the Board has resolved to recommend that the stockholders of the Company vote in favor of the adoption and approval of the Merger Agreement and the transactions contemplated therein.  The Company’s President, Chief Executive Officer and Chairman, George W. Trahan, has entered into a Stockholder Agreement with Chemring and Merger Sub whereby he granted an irrevocable proxy to Chemring to vote certain shares of Common Stock in favor of the Merger, subject to the terms and conditions of the Stockholder Agreement.

The Merger Agreement is attached hereto as Exhibit 10.1 to provide investors and security holders with information regarding the terms of the transactions described therein and is not intended to provide any other factual information or disclosure about the Company, Chemring or Merger Sub. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of a specific date, were solely for the benefit of the parties to such agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.  Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.  Hi-Shear stockholders and employees are not third-party beneficiaries under the Merger Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Chemring, Merger Sub or any of their respective subsidiaries or affiliates.  Information regarding the Company is provided elsewhere in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, which are available at www.hstc.com and on the SEC’s website at www.sec.gov.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This report, including this discussion, may contain forward-looking statements about the Company’s business that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including, but not limited to: (i) adverse changes in general economic or market conditions; (ii) the satisfaction of closing conditions, including approval by the Company’s stockholder and the receipt of regulatory approvals, in connection with the Merger; (iii) fluctuations in the Company’s operating results and risks associated with trading of the Company’s stock; (iv) war or acts of terrorism; (v) the ability to attract and retain highly qualified employees; (vi) changes in government laws and regulations; and (vii) other one-time events and other important factors disclosed previously and from time to time in the Company’s filings with the Securities and Exchange Commission.

Three Months Ended August 31, 2009 compared with Three Months Ended August 31, 2008

Revenues recognized during the quarter ended August 31, 2009 were $5,498,000, which is $546,000 or 9% less than the revenue recognized during the same quarter last year.  Revenues, which are calculated by the Company on a percentage-of-completion basis, were reduced from last year’s first quarter because less direct costs were incurred including labor, overtime and materials resulting from some previous customer delays in releasing their requirements to the Company. These orders have since been received and efforts to deliver those orders are ongoing.  Additional labor, expended in previous quarters to meet contractual deliveries was not necessary in the current quarter to meet shipping schedules.

Cost of revenues for the quarter ended August 31, 2009 was $2,369,000, or 43% of revenues, compared to $3,073,000, or 51% of revenues, for the same quarter last year. The decrease in cost of revenues by $704,000 corresponds to the increase in manufacturing efficiencies and a decrease in overhead costs for the fiscal quarter resulting from cost reduction measures and less overtime expended.

Gross margin for the quarter ended August 31, 2009 increased $158,000 to $3,129,000, and 57% of revenues, from $2,971,000, and 49% of revenues, reported for the same quarter last year. Gross margin increased due to manufacturing efficiencies, reductions in overtime and in overhead expenses during the quarter.

Selling, general and administrative expenses increased by $272,000 from $1,019,000 during the quarter ended August 31, 2008 to $1,291,000 during the quarter ended August 31, 2009. The increase in administrative expenses in the current quarter was due to attorneys’ fees and other expenses associated with the Merger. See Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations.

Interest income decreased by $10,000 from $11,000 during the quarter ended August 31, 2008 to $1,000 for the quarter ended August 31, 2009.  The decrease in interest income was attributed to changes in bank interest rates associated with insured bank deposit balances.

The Company realized pre-tax income of $1,839,000, or 33% of revenues, for the quarter ended August 31, 2009, compared to pre-tax income of $1,963,000, or 32% of revenues, for the same quarter last year. The $124,000 and 6% decrease is the net result of increased gross margin offset by merger-related expenses.

Income tax expense for the quarter ended August 31, 2009 was $733,000 and 40% of pre-tax income, compared to $797,000 and 41% of pre-tax income for the quarter ended August 31, 2008. The $64,000 decrease in income tax expense corresponds to the decrease in pre-tax income, upon which reported income tax expense is principally based.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions on June 1, 2007. The application of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended August 31, 2009. The Company’s management has considered the various tax positions subject to potential examination in accordance with FIN 48, and as a result, the Company’s management does not anticipate any material adjustments that may arise as the result of such examination.  Accordingly, no adjustments have been made to the accompanying financial statements. The Company is currently under audit by the Internal Revenue Service for its 2006 tax return.  The Company has reviewed the possible outcomes of this audit and does not believe a material adjustment will result.

Net income for the quarter ended August 31, 2009 was $1,106,000, or $0.16 per share, compared to net income of $1,166,000, or $0.17 per share, for the quarter ended August 31, 2008.  Increased product gross margin during the quarter was offset by merger-related expenses.

Financial Condition

Accounts receivable balances, which consist of billed and unbilled amounts, were $11,343,000 and $10,746,000 at August 31, 2009 and May 31, 2009, respectively. The billed component of the total accounts receivable balance at August 31, 2009 was $2,903,000 compared to $2,769,000 at May 31, 2009. The accounts receivable balances at both August 31, 2009 and May 31, 2009 were not reduced for reserves on doubtful accounts due to the Company’s past experience on collecting monies due. Billed accounts receivable increased $134,000 from the balance as of May 31, 2009 due to timing of invoices on delivered hardware.

Unbilled receivables represent revenues recognized from long term fixed priced contracts based upon percentage-of-completion, but in advance of completing billable events for which invoices are submitted to customers. As billing events occur for such contracts, previously unbilled receivables are converted to billed accounts receivable with the preparation and submission of invoices to customers. Unbilled receivables at August 31, 2009 were $8,440,000 compared to $7,977,000 at May 31, 2009. Unbilled accounts receivable increased $463,000; the increase is due to work completed on programs whose billing events have not yet been achieved.

The total accounts receivable balance is 68% of current assets and 59% of total assets.  The Company has yet to experience significant collection issues with its customers nor has it reason to anticipate any collection issues; as a result, there are no reserves for uncollectible amounts against the total receivable balance.

Inventories, net of reserves, decreased from $1,512,000 at May 31, 2009 to $1,485,000 at August 31, 2009. The $27,000 decrease in net inventory balance was primarily the result of the use of previously built hardware allocated to current contracts. Inventory reserves in the amount of $553,000 which are established in accordance with management’s estimates regarding the extent to which inventory items will ultimately be used to generate future revenues remained unchanged at August 31, 2009 from the balance at May 31, 2009.

Trade accounts payable decreased from $611,000 at May 31, 2009 to $541,000 at August 31, 2009. There are no disputed amounts included in accounts payable at August 31, 2009.

Accrued liabilities decreased by $421,000 due to changes in accrued vacation and accrued Alliance litigation.  Accrued vacation decreased resulting from pay-downs in vacation balances that have occurred since May 31, 2009.  Alliance litigation costs decreased due to the first installment payment paid July 8, 2009.

At both August 31, 2009 and May 31, 2009, the Company did not have any outstanding balances under its revolving line of credit.

The Company has considered the implications and risks associated with the current banking financial environment and have taken steps to ensure its cash balances are protected from loss.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended August 31, 2009 was $159,000, compared to net cash of $5,292,000 provided by operating activities during the same three-month period last year. The $5,133,000 decrease in net operating cash flows between the two quarters is primarily the result of changes in accounts receivable due to collection of the large billed balance outstanding at May 31, 2008. “Cash and cash equivalents” at August 31, 2009 were $2,625,000.

To supplement cash provided by operating activities, the Company maintains a business loan agreement including a revolving line of credit with a commercial bank, for the purpose of having sufficient cash to meet its cash obligations. The Company’s management believes that the current line of credit is sufficient to enable the Company to meet its projected needs for cash throughout the period of time during which the revolving line of credit is available for its use. Furthermore, the Company’s management is confident that the availability of sufficient cash under a revolving line of credit will continue well beyond the maturity date of the current line of credit.

The business loan agreement contains various financial covenants that have not been modified during the current fiscal year.  The financial covenants include a minimum current ratio requirement of 2.1 to 1 and a minimum fixed charge coverage ratio requirement of 1.25 to 1.  The Company is in compliance with all covenants as of August 31, 2009.

Effective June 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS 123R”). This pronouncement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations; it also amends SFAS No. 95, Statement of Cash Flows.  SFAS 123R requires all share based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The estimated value of the Company’s stock based awards, less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. In accordance with SFAS No. 123R, net income for the three months ended August 31, 2009 was reduced by $51,000 compared to $52,000 for the three months ended August 31, 2008. The application of SFAS No. 123R did not have any impact on cash flows from financing activities during the first three months of fiscal 2009 and 2008.

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

On July 31, 2006, the Company’s Board of Directors approved the 2006 Stock Award Plan, which was subsequently approved by the Company’s shareholders at the October 16, 2006 annual shareholders’ meeting.  Under the plan, options to purchase common stock, with a maximum term of ten years, were granted and vested as determined by the Company’s Stock Option Committee.  Options for up to 500,000 shares could be granted to employees or directors.  There were no options or grants issued during the quarter ended August 31, 2009.

ITEM 4T - CONTROLS AND PROCEDURES

The Company conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2009 with George W. Trahan, President and Chief Executive Officer (CEO) and Jan L. Hauhe, Chief Financial Officer (CFO).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2009.

During the three months ended August 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On October 1, 2009, Francis Bartholomew filed a Class Action Complaint against the Company, its board of directors and Merger Sub in the Superior Court of the State of California, Los Angeles County.  The Class Action Complaint alleges the defendants breached their fiduciary duties in connection with the Company’s proposed merger with Chemring by purportedly failing to maximize shareholder value and/or to disclose all material information with respect to the transaction.  On behalf of the public stockholders of the Company, Francis Bartholomew seeks an order enjoining the proposed transaction and/or an award of monetary damages. The defense of this litigation will require the Company to incur legal fees and costs.  An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the Merger, result in significant costs, or both.  The Company is unable to estimate a range of alleged damages, if any, related to this complaint.

During May of 2009, settlement discussions took place between the Company and United Space Alliance, LLC (“Alliance”), and on July 7, 2009, the Company and Alliance entered into a settlement agreement (the “Settlement Agreement”) to settle the Company’s pending litigation with Alliance. Pursuant to the agreement, the Company shall pay Alliance the sum of $1,600,000 in four separate installments of $400,000.  The first payment was made on July 8, 2009; the second payment was made on September 29, 2009. The remaining two payments are due on December 31, 2009 and March 31, 2010.  The Company deemed satisfied its judgment against Alliance, and dismissed its pending actions against Alliance in the Florida court of appeal and the U.S. Supreme Court and its amended complaint against Pacific Scientific Energetic Materials Company in a related case pending in Brevard County, Florida.  The Settlement Agreement provided for material releases and resolved all ongoing disputes between the Company and Alliance.

ITEM 5 – OTHER INFORMATION

On July 16, 2009, the Company’s board of directors approved a cash dividend of $.75 per share to shareholders of record as of the close of business August 14, 2009. The dividend was paid August 21, 2009 for 6,852,416 outstanding shares in an amount of $5,139,312. The ex-dividend date was August 12, 2009.

ITEM 6 – EXHIBITS

3.1

Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 25, 2009.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 21, 2009.

4.1	Form of Common Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 25, 2009.

10.1

Agreement and Plan of Merger by and among the Company, Chemring Group PLC and Parkway Merger Sub, Inc. dated as of September 16, 2009. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 16, 2009.

10.2	First Amendment to Agreement with George W. Trahan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2009.

10.3*	Settlement Agreement, by and between United Space Alliance LLC and the Company, dated as of June 30, 2009.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Shear Technology Corporation

Date:October 15, 2009	by:	/s/ George W. Trahan
George W. Trahan
President, Chief Executive Officer and Chairman

Date:October 15, 2009	by:	/s/ Jan L. Hauhe
Jan L. Hauhe
Chief Financial Officer

INDEX TO EXHIBITS

Number		Description	Sequentially numbered
3.1

Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 25, 2009.

3.2		Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 21, 2009.

4.1		Form of Common Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on August 5, 2009, as amended by the Form 10-K/A filed on September 25, 2009.

10.1

Agreement and Plan of Merger by and among the Company, Chemring Group PLC and Parkway Merger Sub, Inc. dated as of September 16, 2009. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 16, 2009.

10.2		First Amendment to Agreement with George W. Trahan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2009.

10.3	*	Settlement Agreement, by and between United Space Alliance LLC and the Company, dated as of June 30, 2009.

31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	*	Section 1350 Certification of the Chief Executive Officer.

32.2	*	Section 1350 Certification of the Chief Financial Officer.

* Filed herewith